Form 10-Q
period 2020-06-30
Deep Green Waste & Recycling, Inc.
filed 2020-07-31
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to _____

Commission file number: 333-237257

DEEP GREEN WASTE & RECYCLING, INC.

(Exact name of registrant as specified in its charter)

Wyoming	7349	30-1035174
(State or other Jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

13110 NE 177th Place, Suite 293, Woodinville, WA 98072

(833) 304-7336

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	DGWR	OTC Markets “PINK”

As of July 29, 2020, there were 105,891,540 shares of the registrant’s common stock outstanding.

DEEP GREEN WASTE & RECYCLING, INC.

USE OF MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Quarterly Report on Form 10-Q are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Quarterly Report on Form 10-Q or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Quarterly Report on Form 10-Q to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Quarterly Report on Form 10-Q.

Solely for convenience, we refer to trademarks in this Quarterly Report on Form 10-Q without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report on Form 10-Q, the terms “Deep Green” “we,” “us,” “our,” the “Company” and similar terms refer to Deep Green Waste & Recycling, Inc., a Wyoming corporation formerly known as Critic Clothing, Inc., and affiliates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2020 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to protect our brands and reputation;

●	Our ability to repay our debts;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to the anticipated timing of the closing of any potential acquisitions;

●	Risks related to the integration with regards to potential or completed acquisitions;

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in consumer product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable maintain profitability; that we may be unable to attract and retain key personnel; or that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

3

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$100,061	$735
Accounts receivable, net of allowance for doubtful account of $545,240 at June 30, 2020 and $542,745 at December 31, 2019	-	2,675
Total current assets	100,061	3,410

Property and equipment, net	14,782	20,789
Other assets:
Deposits	5,000	5,000
Total other assets	5,000	5,000

Total assets	$119,843	$29,199

LIABILITIES

Current liabilities:

Current portion of debt	$896,074	$888,109
Convertible notes payable, net of debt discounts of $108,197 and $0 at June 30, 2020 and December 31, 2019, respectively	14,803	-
Accounts payable	2,947,298	2,919,628
Accrued expenses	98,273	78,272
Deferred compensation	83,345	105,325
Accrued interest	125,320	88,924
Customer deposits payable	68,851	68,851
Derivative liability	196,521	-
Total current liabilities	4,430,485	4,149,109

Long-term liabilities
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	4,430,485	4,149,109

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 250,000,000 shares authorized; 105,891,540 and 105,051,540 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10,589	10,505
Preferred Stock, $.0001 par value, $1 per share stated value, 2,000,000 shares authorized; 31,000 and 0 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	31,000	-
Additional paid-in capital	2,946,885	2,913,369
Accumulated deficit	(7,229,116)	(7,043,784)

Total stockholders’ deficit	(4,310,642)	(4,119,910)

Total liabilities and stockholders’ deficit	$119,843	$29,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Total revenues	-	-

Cost of revenues	-	(13,868)	-	-
Gross profit	-	(13,868)	-	-

Operating expenses:
Selling, general and administrative	1,867	4,558	3,023	19,922
Officers and directors compensation (including stock-based compensation of $0, $0, $33,600 and $0 respectively)	10,000	-	53,600	-
Professional and consulting	15,670	-	59,286	11,335
Provision for doubtful accounts	-	(7,879)	2,675	(12,665)
Depreciation and Amortization	3,003	6,791	6,007	14,240
Total operating expenses	30,540	3,470	124,591	32,832

Operating loss	(30,540)	10,398	(124,591)	(32,832)

Other (expense) income:
Derivative liability expense	(63,818)	-	(76,521)	-
Interest expense (including amortization of debt discounts of $9,911, $0, $14,803 and $0 respectively)	(29,418)	(29,426)	(54,220)	(53,941)
Total other (expense) income	(93,236)	(29,426)	(130,741)	(53,941)

Net loss	$(123,776)	$(19,028)	$(255,332)	$(86,773)
Net loss per common share:
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	105,891,540	105,051,540	105,780,771	105,051,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2020:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2020	-	-	105,051,540	$10,505	$2,913,369	$(7,043,784)	$(4,119,910)
Issuance of Preferred B stock in satisfaction of deferred compensation	25,000	25,000	-	-	-	-	25,000
Issuance of common stock to an officer for services	-	-	840,000	84	33,516	-	33,600
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(131,556)	(131,556)
Balances at March 31, 2020	25,000	$25,000	105,891,540	$10,589	$2,946,885	$(7,175,340)	$(4,192,866)
Issuance of Preferred B stock in satisfaction of loan payable to officer	6,000	6,000	-	-	-	-	6,000
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(123,776)	(123,776)
Balances at June 30, 2020	31,000	$31,000	105,891,540	$10,589	$2,946,885	$(7,299,116)	$(4,310,642)

For the three and six months ended June 30, 2019:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2019	-	-	105,051,540	$10,505	$2,913,369	$(6,951,408)	$(4,027,534)
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(67,745)	(67,745)
Balances at March 31, 2019	-	$-	105,051,540	$10,505	$2,913,369	$(7,091,153)	$(4,095,279)
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(19,028)	(19,028)
Balances at June 30, 2019	-	$-	105,051,540	$10,505	$2,913,369	$(7,038,181)	$(4,114,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2020	June 30, 2019

OPERATING ACTIVITIES:
Net income (loss) for the period	$(255,332)	$(86,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,007	14,240
Provision for doubtful accounts	2,675	-
Amortization of debt discounts	14,803	-
Derivative liability expense	76,521	-
Stock-based compensation	33,600	-
Changes in operating assets and liabilities:
Accounts payable	27,670	37,429
Accrued expenses	20,001	-
Deferred compensation	3,020	3,489
Accrued interest	36,396	30,656
Net cash used in operating activities	(34,639)	(959)

FINANCING ACTIVITIES:
Proceeds from convertible notes	120,000	-
Loans from officers and directors	13,965	-
Net cash provided by financing activities	133,965	-

NET INCREASE (DECREASE) IN CASH	99,326	(959)

CASH, BEGINNING OF PERIOD	735	1,694

CASH, END OF PERIOD	$100,061	$735

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discount	$120,000	$-
Issuance of 25,000 shares, Series B Convertible Preferred Stock in satisfaction of deferred compensation liability	$25,000	$-
Issuance of 6,000 shares, Series B Convertible Preferred Stock in satisfaction of loans payable to officer	$6,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE A – ORGANIZATION

Deep Green Waste & Recycling, Inc. (f/k/a Critic Clothing, Inc.) (“Deep Green”, the “Company”, “we”, “us”, or “our”) is a publicly quoted shell company seeking to create value for its shareholders by seeking to acquire other operating entities for growth in return for shares of our common stock.

The Company was organized as a Nevada Corporation on August 24, 1995 under the name of Evader, Inc. On May 25, 2012, the Company filed its Foreign Profit Corporation Articles of Domestication to change the domicile of the Company from Nevada to Wyoming. On November 4, 2015, the Company filed an Amendment to its Articles of Incorporation to change the name of the Company to Critical Clothing, Inc. and on August 28, 2017 an Amendment was filed to change the Company name to Deep Green Waste & Recycling, Inc.

On August 24, 2017, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with St. James Capital Management, LLC. Under the terms of the Agreement, the Company transferred and assigned all of the assets of the Company related to its extreme sports apparel design and manufacturing business in exchange for the assumption of certain liabilities and cancellation of 3,000,000 shares (as adjusted for the September 27, 2017 reverse stock split of 1 share for 1000 shares) of common stock of the Company.

On August 24, 2017, the Company acquired all the membership units of Deep Green Waste and Recycling, LLC (“DGWR LLC”), a Georgia limited liability company engaged in the waste recycling business since 2011, in exchange for 85,000,000 shares (as adjusted for the September 27, 2017 reverse stock split of 1 share for 1000 shares) of the Company’s common stock. The transaction was accounted for as a “reverse merger” where DGWR LLC was considered the accounting acquiror and the Company was considered the accounting acquiree.

Effective October 1, 2017, Deep Green acquired Compaction and Recycling Equipment, Inc. (CARE), a Portland, Oregon based company that sells and services waste and recycling equipment. Deep Green purchased 100% of the common stock for $902,700. $586,890 was paid in cash at closing and a promissory note was executed in the amount of $315,810.

Effective October 1, 2017, Deep Green acquired Columbia Financial Services, Inc, (CFSI), a Portland, Oregon based company that finances the purchases of waste and recycling equipment. Deep Green purchased 100% of the common stock for $597,300. $418,110 was paid in cash at closing and a promissory note was executed in the amount of $179,190.

On August 7, 2018, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations (the “Agreement”) with Mirabile Corporate Holdings, Inc. Under the terms of the Agreement, the Company transferred all capital stock of its two wholly owned subsidiaries, Compaction and Recycling Equipment, Inc. and Columbia Financial Services, Inc., to Mirabile Corporate Holdings, Inc. in exchange for the assumption and cancellation of certain liabilities. Deep Green’s then Chief Executive Officer owns a 7.5% equity interest in Mirabile Corporate Holdings, Inc.

On August 7, 2018, the Company ceased its waste recycling business.

The Company re-launched its waste and recycling services operation and has begun to re-engage with customers, waste haulers and recycling centers, which are critical elements of its historically successful business model: designing and managing waste programs for commercial and institutional properties for cost savings, ease of operation, and minimal administrative stress for its clients.

In order to further grow its business, the Company plans to:

●	expand its service offerings to provide additional sustainable waste management solutions that further minimize costs based on volume and content of waste streams, and methods of disposal, including landfills, transfer stations and recycling centers;

●	Acquire profitable waste and recycling services companies with similar or compatible and synergistic business models, that can help the Company achieve these objectives;

●	Offer innovative recycling services that significantly reduce the disposal of plastics, electronic wastes, food wastes, and hazardous wastes in the commercial property universe;

●	Establish partnerships with innovative universities, municipalities and companies; and

●	Attract investment funds who will actively work with the Company to achieve these goals and help the Company grow into a leading waste and recycling services supplier in North America.

Some potential merger/acquisition candidates have been identified and discussions initiated. These candidates are within the Company’s core business model, serving commercial properties, accretive to cash flow, and geographically favorable. While seeking to identify acquisition candidates, the Company seeks to identify target entities with a similar core business model or a model which naturally integrates with its own, and which are situated in opportunistic geographic locations.

We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management’s best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of our lack of resources and our inability to provide a prospective business opportunity with significant capital.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three and six month periods ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on July 8, 2020. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Green Waste & Recycling, Inc. (“Deep Green”), DGWR, LLC and Deep Green’s wholly owned subsidiaries, Compaction and Recycling Equipment Inc (“CARE”) and Columbia Financial Services Inc (“CFSI”), for the period of Deep Green’s ownership of CARE and CFSI from October 1, 2017 to August 7, 2018. All inter-company balances and transactions have been eliminated in consolidation.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents.

Income Taxes

In accordance with Accounting Standards Codification (ASC) 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The asset and liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is not more likely than not that a deferred tax asset will be realized.

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2020 and December 31, 2019, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

Financial Instruments and Fair Value of Financial Instruments

We adopted ASC Topic 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements that establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Except for the derivative liability (see NOTE G), where Level 2 inputs were used, we had no financial assets or liabilities carried and measured at fair value on a recurring or nonrecurring basis during the periods presented.

For nonrecurring fair value measurements of issuances of common stock for services (see NOTE H), we used Level 2 inputs.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Liabilities

We evaluate convertible notes payable, stock options, stock warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through June 30, 2020, the Company has not experienced impairment losses on its long-lived assets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs and minor replacement costs are charged to expense as incurred, while expenditures that extend the life of these assets are capitalized. Depreciation and amortization are provided for in amounts sufficient to write off the cost of depreciable assets to operations over their estimated service lives. The Company uses the straight-line method of depreciation method for both financial reporting and tax purposes. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization will be removed from the accounts and the resulting profit or loss will be reflected in the statement of income. The estimated lives used to determine depreciation and amortization are:

Software	2-3 Years
Office Equipment	3-7 Years
Furniture and Fixtures	8 Years
Waste and Recycling Equipment	5 Years
Leasehold Improvements	Varies by Lease
Service Equipment	5 Years

*Construction in Progress (CIP) is not depreciated until it is placed in service.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of our common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete.

Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service may be fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist if the instruments are fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to expense over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values.

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

Related Parties

A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us. Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties, or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests, is also a related party.

Revenue Recognition

Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred.

Advertising Costs

Advertising costs, which were not significant for the periods presented, are expensed as incurred.

Loss per Share

We compute net loss per share in accordance with FASB ASC 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation.

For the periods presented, we have excluded the shares issuable from the convertible notes payable (see NOTE F and NOTE G) and the warrants (see NOTE H) from our diluted net loss per share calculation as the effect of their inclusion would be anti-dilutive.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than was required under prior U.S. GAAP. We adopted ASU 2014-09 effective January 1, 2018. ASU 2014-09 has not had any significant effect on our Financial statements for the periods presented.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. We adopted ASU 2016-02 effective January 1, 2019. ASU No. 2016-02 has not had any significant effect on our Financial statements for the periods presented.

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted.

The Company early adopted ASU 2017-11. As a result, we have not recognized the fair value of the warrants containing down round features as liabilities. Please see NOTE H - CAPITAL STOCK for further information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE C - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	June 30, 2020 (Unaudited)	December 31, 2019
Software	99,025	99,025
Office equipment	60,974	60,974
Furniture and Fixtures	948	948
Waste and Recycling Equipment	18,800	18,800
Leasehold Improvements	2,100	2,100
Total	181,847	181,847

Accumulated depreciation and amortization	(167,065)	(161,058)

Net	$14,782	$20,789

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE D – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	June 30, 2020 (Unaudited)	December 31, 2019
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,239,377	2,211,707
Credit card obligations	220,306	220,306

Total	$2,947,298	$2,919,628

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

NOTE E – DEBT

Debt consists of the following at:

	June 30, 2020 (Unaudited)	December 31, 2019
Note payable to Seller of CARE dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	$315,810	$315,810
Note payable to Seller of CFSI dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	179,190	179,190
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	387,535	387,535
Short-term capital lease- 5 compactor leases (in technical default)	5,574	5,574
Loans payable to officers and directors, non-interest bearing, due on demand	7,965	-
Total	896,074	888,109
Current portion of debt	(896,074)	(888,109)
Long-term portion of debt	$-	$-

(1)	The Company disputes these liabilities based on Seller’s misrepresentations in connection with the sale of CARE and CFSI to Deep Green effective October 1, 2017. The Company has not made any of the payments required under these notes.

NOTE F – CONVERTIBLE NOTES PAYABLE

Convertible Note Payables consist of:

	June 30, 2020 (Unaudited)	December 31, 2019
Unsecured Convertible Promissory Note payable to Armada Investment Fund, LLC: Issue date March 12, 2020 – net of unamortized debt discount of $10,389 and $0 at June 30, 2020 and December 31, 2019, respectively (i)	$12,611	$-
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date June 23, 2020 – net of unamortized debt discount of $97,808 and $0 at June 30, 2020 and December 31, 2019, respectively (ii)	2,192

Total	$14,803	$-

(i)	On March 12, 2020, the Company issued to Armada Investment Fund, LLC (“ARMADA”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Three Thousand and NO/100 Dollars ($23,000). The note bears interest at 8% annually (default interest rate of 18%) and matures on January 13, 2021. The Note is convertible, in whole or in part, at any time and from time to time before maturity (January 13, 2021) at the option of the holder at the Variable Conversion Price, which is equal to the lesser of (i) 60% multiplied by the lowest Trading Price during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 40%) or (ii) 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Among other things, the Registration Rights Agreement (“RRA”) provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay ARMADA certain payments for such failures.

(ii)

On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000).  The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE G - DERIVATIVE LIABILITY

The derivative liability at June 30, 2020 and December 31, 2019 consisted of:

	June 30, 2020 (Unaudited)	December 31, 2019
Convertible Promissory Note payable to Armada Investment Fund, LLC. Please see NOTE F – CONVERTIBLE NOTES PAYABLE for further information.	$34,021	$-
Convertible Promissory Note payable to GPL Ventures, LLC. Please see NOTE F – CONVERTIBLE NOTES PAYABLE for further information.	162,500

Total	$196,521	$-

The above Convertible Promissory Notes (the “Notes”) contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion feature as a derivative liability at the respective issuance dates of the Notes and charged the applicable amounts to debt discount and the remainder to other expense. The increase (decrease) in the fair value of the derivative liability from the respective issuance date of the Notes to the measurement date is charged (credited) to other expense (income).

The fair value of the derivative liability was measured at the respective issuance date and at June 30, 2020 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2020 were (1) stock price of $0.0331 per share, (2) conversion price of $0.0144 per share, (3) terms ranging from 197 to 358 days, (4) expected volatility of 143%, and (5) risk free interest rate of 0.18%.

NOTE H - CAPITAL STOCK

Preferred Stock

On July 18, 2010, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Convertible Preferred Stock” (hereinafter “Series A”) with a stated par value of $0.0001 per share. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series A shall be as hereinafter described. The holders of Series A, shall not be entitled to receive dividends, nor shall dividends be paid on common stock or any other Series of Preferred Stock while Series A shares are outstanding. The holders of Series A shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company. The holders of the Series A shall be entitled to one thousand (1,000) votes per one share of Series A held. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series A Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the rate of 1000 shares of common stock for each share of Series A. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntarily or involuntarily, after setting apart or paying in full the preferential amounts due the Holders of senior capital stock, if any, the Holders of Series A and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the Holders of junior capital stock, including Common Stock, an amount equal to $0.125 per share.

On June 26, 2017, the Company entered into a conversion agreement with Saint James Capital Management LLC and agreed to convert 2,000,000 shares of the Company’s Series A Preferred Stock held by Saint James into a warrant to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share and a term of three years. On August 23, 2017, the Company’s Board of Directors approved a reduction of the warrant exercise price from $0.30 to $0.20 per share. On June 20, 2020, the warrant expired.

At June 30, 2020 and December 31, 2019, there were 0 and 0 shares of Series A issued and outstanding, respectively.

On January 22, 2020, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series B Convertible Preferred Stock” (hereinafter “Series B”) with a par value of $0.0001 per share and authorization of 100,000 shares. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series B shall be as hereinafter described.

The holders of the Series B, shall not be entitled to receive dividends, nor shall dividends be paid on common stock or any other Series of Preferred Stock while Series B shares are outstanding. The holders of Series B shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company. The holders of the Series B shall be entitled to twenty thousand (20,000) votes per one share of Series B held. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series B Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the following conversion feature: the Conversion Price for each share of Series B Preferred Stock in effect on any Conversion Date shall be (i) eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the NASD OTC Bulletin Board, as reported on Bloomberg, L.P. Any conversion shall be for a minimum Stated Value of $500.00 of Series B shares.

If the Corporation shall commence a voluntary case under the U.S. Federal bankruptcy laws or any other applicable bankruptcy, insolvency or similar law, or consent to the entry of an order for relief in an involuntary case under any law or to the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or make an assignment for the benefit of its creditors, or admit in writing its inability to pay its debts generally as they become due, or if a decree or order for relief in respect of the Corporation shall be entered by a court having jurisdiction in the premises in an involuntary case under the U.S. Federal bankruptcy laws or any other applicable bankruptcy, insolvency or similar law resulting in the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, and any such decree or order shall be unstayed and in effect for a period of sixty (60) consecutive days and, on account of any such event, the Corporation shall liquidate, dissolve or wind up, or if the Corporation shall otherwise liquidate, dissolve or wind up, including, but not limited to, the sale or transfer of all or substantially all of the Corporation’s assets in one transaction or in a series of related transactions (a “Liquidation Event”), no distribution shall be made to the holders of any shares of capital stock of the Corporation (other than Senior Securities and Pari Passu Securities) upon liquidation, dissolution or winding up unless prior thereto the Holders of shares of Series B Preferred Stock shall have received the Liquidation Preference (equal to the stated value or $1.00 per share) with respect to each share. If, upon the occurrence of a Liquidation Event, the assets and funds available for distribution among the Holders of the Series B Preferred Stock and Holders of Pari Passu Securities shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds of the Corporation legally available for distribution to the Series B Preferred Stock and the Pari Passu Securities shall be distributed ratably among such shares in proportion to the ratio that the Liquidation Preference payable on each such share bears to the aggregate Liquidation Preference payable on all such shares.

On January 22, 2020, the Company issued 25,000 shares of Series B Preferred Stock to Bill Edmonds in satisfaction of $25,000 of the Company’s deferred compensation liability to Mr. Edmonds.

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds

At June 30, 2020 and December 31, 2019, there were 31,000 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE H - CAPITAL STOCK (continued)

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. A vote by the holders of a majority of the Company’s outstanding voting shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company’s articles of incorporation.

Holders of the Company’s common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. The Company’s common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Company’s common stock.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE H - CAPITAL STOCK (continued)

In 2017, our majority shareholder and our board of directors approved an amendment to our Articles of Incorporation for the purpose of approving a reverse split of one to one thousand in which each shareholder was issued one common share in exchange for every one thousand common shares of their issued common stock. Prior to approval of the reverse split we had a total of 99,997,102,862 issued and outstanding shares of common stock, par value $0.0001. On September 27, 2017, the effective date of the reverse split, we had a total of 99,997,102 issued and 90,697,102 outstanding shares of common stock, par value $0.0001.

Common Stock and Preferred Stock Issuances

For the six months ended June 30, 2020 and fiscal year ended December 31, 2019, the Company issued and/or sold the following securities:

Common Stock

2020

On January 24, 2020, the Company issued Lloyd Spencer 840,000 shares of its common stock with an estimated fair value of $33,600 as per the terms of the Employment Agreement entered into between the Company and Mr. Spencer dated December 4, 2019.

2019

None.

The number of common shares authorized with a par value of $0.0001 per share at June 30, 2020 and December 31, 2019 is 250,000,000 and 250,000,000, respectively. At June 30, 2020 and December 31, 2019, there are 105,891,540 and 105,051,540 shares of common stock issued and outstanding, respectively.

Preferred Stock

2020

On January 22, 2020, the Company issued 25,000 shares of Series B Preferred Stock to Bill Edmonds in satisfaction of $25,000 of the Company’s deferred compensation liability to Mr. Edmonds.

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds.

The number of preferred shares authorized with a par value of $0.0001 per share at June 30, 2020 and December 31, 2019 is 2,000,000 and 2,000,000, respectively. At June 30, 2020 and December 31, 2019, there are 31,000 and 0 shares of preferred stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE H - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2018 and December 31, 2019	-	6,290,431	6,290,431
Warrants (exercisable at $0.04 per share) issued to an investor in connection with the sale of a $23,000 Convertible Promissory Note on March 12, 2020 (i)	-	262,500	262,500
Warrants expired on June 20, 2020	-	(5,000,000)	(5,000,000)
Balance, June 30, 2020	-	1,552,931	1,552,931

(i)	On March 12, 2020, the Company issued to Armada Investment Fund, LLC (“ARMADA”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Three Thousand and NO/100 Dollars ($23,000). On March 6, 2020, ARMADA entered into an Assignment Agreement (the “Agreement”) with Sylios Corp (“Assignor”). Under the terms of the Agreement, the Assignor sold, assigned, conveyed and transferred its interest in the Securities Purchase Agreement, the Convertible Promissory Note (principal amount of $23,000), the Stock Purchase Warrant Agreement (262,500 shares of common stock) and the Registration Rights Agreement entered into by the Assignor and Company, all dated January 13, 2020.

As of June 30, 2020, the Company had 18 warrants issued and outstanding granting the holders the right to purchase up to a total of 1,552,931 shares of its common stock.

The following table summarizes information about warrants outstanding as of June 30, 2020:

Number Outstanding
At June 30, 2020	Exercise Price	Expiration Date

500,000	$0.175	October 30, 2020
200,000	$0.175	October 20, 2020
25,000	$0.175	November 20, 2020
30,000	$0.175	February 19, 2021
50,000	$0.175	March 16, 2021
485,431	$0.20	November 30, 2020
262,500	$0.04	January 13, 2025
1,552,931

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE I - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the difference are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020 (Unaudited)	June 30, 2019 (Unaudited)	June 30, 2020 (Unaudited)	June 30, 2019 (Unaudited)
Expected tax at 21%	$(25,993)	$(3,996)	$(53,620)	$(18,222)
Non-deductible stock-based compensation	-	-	7,056	-
Non-deductible derivative liability expense	13,402	-	16,069	-
Non-deductible amortization of debt discounts	2,081	-	3,109	-
Increase (decrease) in Valuation allowance	10,510	3,996	27,386	18,222
Provision for (benefit from) income taxes	$-	$-	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of June 30, 2020 and December 31, 2019 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2020 and December 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at June 30, 2020 for the years 2000 to 2017 expires in varying amounts from year 2020 to 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES

Occupancy

On December 6, 2019, the Company entered into a rental agreement for a facility located at 13110 NE 177th Place, #293, Woodinville, WA 98072. The rental was for a term of one quarter with a quarterly rental rate of $70 and continues on a month-to-month basis. The Company anticipates that it will need to lease additional space upon the completion of an acquisition and as its business plan develops.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford will receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) shall remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) shall defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford is eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC hereby granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive has the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. As of June 30, 2020, the deferred compensation balance due Mr. Bradford is $0.

On January 1, 2016, Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds will receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) shall remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) shall defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds is eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmond’s Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. As of June 30, 2020, the deferred compensation balance due Mr. Edmonds is $83,345.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer will receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer shall receive 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company shall issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. On January 24, 2020, 840,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement.

For the six months ended June 30, 2020 and for the year ended December 31, 2019, no cash compensation expense was recognized under the above employment agreements.

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At June 30, 2020, the accrued compensation due Mr. Spencer under this agreement was $10,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At June 30, 2020, the accrued compensation due Mr. Edmonds under this agreement was $10,000.

Legal

As indicated in NOTE D – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,459,683, which are past due and remain unpaid by Deep Green. Also, Deep Green has not paid any of the required installments due under the two notes payable aggregating $495,000 due the Seller of CARE and CFSI and has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018 (Please see NOTE E – DEBT for further information).

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020 and 2019 (Unaudited)

NOTE K - GOING CONCERN UNCERTAINTY

Under ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the financial statements are issued.

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2020, we had cash of $100,061, current assets of $100,061, current liabilities of $4,430,485 and an accumulated deficit of $7,229,116. For the six months ended June 30, 2020 and 2019, we used cash from operating activities of $34,369 and $959, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources that may include establishing corporate partnerships, establishing licensing revenue agreements, issuing additional convertible debentures and issuing public or private equity securities, including selling common stock through an at-the-market facility (ATM).

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through July 2021.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our failure to continue as a going concern.

NOTE L – RELATED PARTY TRANSACTIONS

During the period January 1, 2018 to August 7, 2018 (the date of Deep Green’s cessation of its waste recycling business), Deep Green used an entity controlled by Deep Green’s then Chief Executive Officer as a subcontractor to service certain customers of Deep Green. Charges to cost of revenues from this related party totaled $29,190 for the year ended December 31, 2018. At June 30, 2020 and December 31, 2019, Deep Green had an account payable to this entity of $57,600.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Deep Green Waste & Recycling, Inc. (f/k/a Critic Clothing, Inc.) (“Deep Green”, the “Company”, “we”, “us”, or “our”) is a publicly quoted shell company seeking to create value for its shareholders by seeking to acquire other operating entities for growth in return for shares of our common stock.

The Company was organized as a Nevada Corporation on August 24, 1995 under the name of Evader, Inc. On May 25, 2012, the Company filed its Foreign Profit Corporation Articles of Domestication to change the domicile of the Company from Nevada to Wyoming. On November 4, 2015, the Company filed an Amendment to its Articles of Incorporation to change the name of the Company to Critical Clothing, Inc. and on August 28, 2017 an Amendment was filed to change the Company name to Deep Green Waste & Recycling, Inc.

On August 24, 2017, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with St. James Capital Management, LLC. Under the terms of the Agreement, the Company transferred and assigned all of the assets of the Company related to its extreme sports apparel design and manufacturing business in exchange for the assumption of certain liabilities and cancellation of 3,000,000 shares (as adjusted for the September 27, 2017 reverse stock split of 1 share for 1000 shares) of common stock of the Company.

On August 24, 2017, the Company acquired all the membership units of Deep Green Waste and Recycling, LLC (“DGWR LLC”), a Georgia limited liability company engaged in the waste recycling business since 2011, in exchange for 85,000,000 shares (as adjusted for the September 27, 2017 reverse stock split of 1 share for 1000 shares) of the Company’s common stock. The transaction was accounted for as a “reverse merger” where DGWR LLC was considered the accounting acquiror and the Company was considered the accounting acquiree.

Effective October 1, 2017, Deep Green acquired Compaction and Recycling Equipment, Inc. (CARE), a Portland, Oregon based company that sells and services waste and recycling equipment. Deep Green purchased 100% of the common stock for $902,700. $586,890 was paid in cash at closing and a promissory note was executed in the amount of $315,810.

Effective October 1, 2017, Deep Green acquired Columbia Financial Services, Inc, (CFSI), a Portland, Oregon based company that finances the purchases of waste and recycling equipment. Deep Green purchased 100% of the common stock for $597,300. $418,110 was paid in cash at closing and a promissory note was executed in the amount of $179,190.

On August 7, 2018, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations (the “Agreement”) with Mirabile Corporate Holdings, Inc. Under the terms of the Agreement, the Company transferred all capital stock of its two wholly owned subsidiaries, Compaction and Recycling Equipment, Inc. and Columbia Financial Services, Inc., to Mirabile Corporate Holdings, Inc. in exchange for the assumption and cancellation of certain liabilities. Deep Green’s then Chief Executive Officer owns a 7.5% equity interest in Mirabile Corporate Holdings, Inc.

On August 7, 2018, the Company ceased its waste recycling business.

The Company re-launched its waste and recycling services operation and has begun to re-engage with customers, waste haulers and recycling centers, which are critical elements of its historically successful business model: designing and managing waste programs for commercial and institutional properties for cost savings, ease of operation, and minimal administrative stress for its clients

In order to further grow its business, the Company plans to:

●	expand its service offerings to provide additional sustainable waste management solutions that further minimize costs based on volume and content of waste streams, and methods of disposal, including landfills, transfer stations and recycling centers;

●	Acquire profitable waste and recycling services companies with similar or compatible and synergistic business models, that can help the Company achieve these objectives;

●	Offer innovative recycling services that significantly reduce the disposal of plastics, electronic wastes, food wastes, and hazardous wastes in the commercial property universe;

●	Establish partnerships with innovative universities, municipalities and companies; and

●	Attract investment funds who will actively work with the Company to achieve these goals and help the Company grow into a leading waste and recycling services supplier in North America.

Some potential merger/acquisition candidate have been identified and discussions initiated. These candidates are within the Company’s core business model, serving commercial properties, accretive to cash flow, and geographically favorable. While seeking to identify acquisition candidates, the Company seeks to identify target entities with a similar core business model or a model which naturally integrates with its own, and which are situated in opportunistic geographic locations.

We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management's best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments have an impact on revenue recognition, the determination of share-based compensation and financial instruments. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Discussion for the three months ended June 30, 2020 and June 30, 2019 (Unaudited):

Results of Operations:

	June 30, 2020	June 30, 2019	$ Change
Gross revenue	$-	$-	$-
Operating expenses	30,540	3,470	27,070
(Loss) income from Operations	(30,540)	10,398	(40,938)
Other (Expense)	(93,236)	(29,426)	(63,810)
Net Loss	(123,776)	(19,028)	(104,748)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the three months ended June 30, 2020 and 2019, we generated $0 and $0 revenue, respectively. We are a “shell” company and, therefore, have limited financial resources and limited operations until such time that we are able to consummate an acquisition/merger or begin to generate revenue from our own start up waste management services. We had limited cash on hand of $100,061 and a stockholders’ deficit of ($4,310,642) as of June 30, 2020. No assurances can be given that we will consummate an acquisition or merger transaction or that such transaction will provide sufficient revenue, achieve a profit, or obtain necessary financing to continue as a going concern.

In 2018, the Company’s revenue was derived from its operations as a full-service waste broker providing all traditional waste and recycling services as well as sales and rental of compacting and baling equipment. On August 7, 2018, the Company ceased its waste recycling business.

Operating Expenses

Our operating expenses were $30,540 and $3,470 for the three months ended June 30, 2020 and 2019, respectively.

We anticipate that our cost of revenues will increase in 2020 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

We incurred $0 and $0 in advertising expenses for the three months ended June 30, 2020 and 2019, respectively.

We incurred $0 and $0 in Payroll and related expenses for the three months ended June 30, 2020 and 2019. All wages during the years 2020 and 2019 were accrued. We incurred $10,000 and $0 in stock-based compensation for the three months ended June 30, 2020 and 2019.The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

The Company’s loss from operations increased to $30,540 for the three months ended June 30, 2020 from operating income of $10,398 in 2019, an increase of $40,938.

Other Income (Expenses)

Other Income (Expenses) increased to $93,236 for the three months ended June 30, 2020 and included derivative expense of $63,818 and interest expense of $29,418. Other Income (Expenses) was $29,426 for the three months ended June 30, 2019 and included interest expense of $29,426.

Net Income (Loss)

For the three months ended June 30, 2020, our net loss increased to ($123,776), as compared to a net loss of ($19,028) for three months ended June 30, 2019, an increase of $104,748. The increase in net loss is attributed to the Company’s derivative liability expense and professional and consulting fees.

Discussion for the six months ended June 30, 2020 and June 30, 2019 (Unaudited):

Results of Operations:

	June 30, 2020	June 30, 2019	$ Change
Gross revenue	$-	$-	$-
Operating expenses	124,591	32,832	91,759
Loss from Operations	(124,591)	(32,832)	(91,759)
Other Income (Expense)	(130,741)	(53,941)	(76,800)
Net Income (Loss)	(255,332)	(86,773)	(168,559)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the six months ended June 30, 2020 and 2019, we generated $0 and $0 revenue, respectively.

Operating Expenses

Our operating expenses were $124,591 and $32,832 for the six months ended June 30, 2020 and 2019, respectively.

We anticipate that our cost of revenues will increase in 2020 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

We incurred $0 and $0 in advertising expenses for the six months ended June 30, 2020 and 2019, respectively.

We incurred $0 and $0 in Payroll and related expenses for the six months ended June 30, 2020 and 2019. We incurred $53,600 and $0 in stock-based compensation for the six months ended June 30, 2020 and 2019.

Loss from Operations

The Company’s loss from operations increased to $124,591 for the six months ended June 30, 2020 from $32,832 in 2019, an increase of $91,759.

Other Income (Expenses)

Other Income (Expenses) increased to $130,741 for the six months ended June 30, 2020 and included derivative expense of $76,521 and interest expense of $54,220. Other Income (Expenses) was $53,941 for the six months ended June 30, 2019 and included interest expense of $53,941.

Net Income (Loss)

For the six months ended June 30, 2020, our net loss increased to ($255,332), as compared to a net loss of ($86,773) for six months ended June 30, 2019, an increase of $168,559. The increase in net loss is attributed to the Company’s derivative liability expense and professional and consulting fees.

Liquidity and Capital Resources

At June 30, 2020, we had current assets of approximately $100,061 and current liabilities of approximately $4,430,485 resulting in negative working capital of approximately $4,330,424, of which $2,947,298 was accounts payable and $125,320 was included in accrued interest. At June 30, 2020, we had total assets of $119,843 and total liabilities of $4,430,485 resulting in stockholders’ deficit of $4,310,642.

At December 31, 2019, we had current assets of approximately $3,410 and current liabilities of approximately $4,149,109 resulting in negative working capital of approximately $4,145,699, of which $2,919,628 was accounts payable and $105,325 was included in accrued deferred compensation. At December 31, 2019, we had total assets of $29,199 and total liabilities of $4,149,109 resulting in stockholders’ deficit of $4,119,910.

Accounts Payable

At June 30, 2020, the Company had accounts payable of $2,947,298 that consisted of $487,615 in default judgments due to prior vendors, $2,239,377 due to vendors for materials and services and $220,306 due for credit card obligations.

At December 31, 2019, the Company had accounts payable of $2,919,628 that consisted of $487,615 in default judgments due to prior vendors, $2,211,707 due to vendors for materials and services and $220,306 due for credit card obligations.

Debt

At June 30, 2020, the Company had outstanding debt of $896,074 that consisted of $888,109 of debt in technical default and $7,965 in loans payable to officers and directors. Please see NOTE E – DEBT for further information.

At December 31, 2019, the Company had outstanding debt of $881,109 that consisted of $888,109 of debt in technical default. Please see NOTE E – DEBT for further information.

Capital Raising

For the six months ended June 30, 2020 and the twelve months ended December 31, 2019, the Company raised $120,000 and $0 through the issuance of Convertible Promissory Notes or Securities Purchase Agreements, respectively.

Cash on Hand

Our cash on hand as of June 30, 2020 and December 31, 2019 was $100,061 and $735, respectively.

Satisfaction of Outstanding Liabilities

As of June 30, 2020, the Company has a liability of $487,615 as a result of three (3) default judgments.  The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

The Company accrued customer deposits in the form of advance payments for waste management services that could not be delivered when the Company suspended operations in August 2018.  The Company intends to either resume waste management services with those customers or refund the advance payments through a repayment plan.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources to satisfy these outstanding liabilities. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on the sale of our securities to fund our operations and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to raise the funds, we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. Please see NOTE K - GOING CONCERN UNCERTAINTY for further information.

Debt

Our Debt was $896,074 and $888,109 at June 30, 2020 and December 31, 2019, respectively. Included within the Debt was the following at June 30, 2020 and December 31, 2019:(i) Note payable to Seller of CARE in the amount of $315,810 dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021; and (ii) Note payable to Seller of CFSI in the amount of $179,190 dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021. The Company disputes these liabilities based on Seller’s misrepresentations in connection with the sale of CARE and CFSI to Deep Green effective October 1, 2017. The Company has not made any of the payments required under these notes.

Please see NOTE E – DEBT for further information.

Convertible Notes

On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000).  The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. Please see NOTE F – CONVERTIBLE NOTES PAYABLE for further information.

On March 12, 2020, the Company issued to Armada Investment Fund, LLC (“ARMADA”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Three Thousand and NO/100 Dollars ($23,000). On March 6, 2020, ARMADA entered into an Assignment Agreement (the “Agreement”) with Sylios Corp (“Assignor”). Under the terms of the Agreement, the Assignor sells, assigns, conveys and transfers its interest into the Securities Purchase Agreement, Convertible Promissory Note (principal amount of $23,000), Stock Purchase Warrant Agreement (262,500 shares of common stock) and Registration Rights Agreement (RRA”) entered into by the Assignor and Company all dated January 13, 2020. The Note is convertible, in whole or in part, at any time and from time to time before maturity (January 13, 2021) at the option of the holder at the Variable Conversion Price, shall equal the lesser of (i) 60% multiplied by the lowest Trading Price during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 40%) or (ii) 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Note has a term of one (1) year and bears interest at 8% annually. Among other things, the RRA provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay ARMADA certain payments for such failures. Please see NOTE F – CONVERTIBLE NOTES PAYABLE for further information.

Cash Flows

We had net cash provided (used) in operating activities for the six months ended June 30, 2020 and 2019 of ($34,639) and ($959), respectively.

We had net cash (used) in investing activities for the six months ended June 30, 2020 and 2019 of $0 and $0, respectively.

We had net cash provided in financing activities for the six months ended June 30, 2020 and 2019 of $133,965 and $0, respectively.

Required Capital Over the Next Twelve Months

We expect to incur losses from operations for the near future. We believe we will have to raise an additional $2,500,000 to fund our operations over the next twelve months, including roughly $50,000 to remain current in our filings with the SEC. The additional funds will be utilized for hiring ancillary staff and key personnel, corporate website and SEO development, acquisition(s) in the waste and recycling management sector and day to day operations.

Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, existing holders of our securities may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our securities.

If additional financing is not available or is not available on acceptable terms, we may be required to delay or alter our business plan based on available financing.

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us or has a material interest adverse to us.

●	None of our executive officers or directors have (i) been involved in any bankruptcy proceedings within the last five years, (ii) been convicted in or has pending any criminal proceedings (other than traffic violations and other minor offenses), (iii) been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or (iv) been found to have violated any Federal, state or provincial securities or commodities law and such finding has not been reversed, suspended or vacated.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the six months ended June 30, 2020 and fiscal year ended December 31, 2019, the Company issued and/or sold the following unregistered securities:

Common Stock

For the six months ended June 30, 2020:

On January 24, 2020, the Company issued Lloyd Spencer 840,000 shares of its common stock with an estimated fair value of $33,600 as per the terms of the Employment Agreement entered into between the Company and Mr. Spencer dated December 4, 2019.

2019

None.

The number of common shares authorized with a par value of $0.0001 per share at June 30, 2020 and December 31, 2019 is 250,000,000 and 250,000,000, respectively. At June 30, 2020 and December 31, 2019, there are 105,891,540 and 105,051,540 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the six months ended June 30, 2020:

On January 22, 2020, the Company issued 25,000 shares of Series B Preferred Stock to Bill Edmonds in satisfaction of $25,000 of the Company’s deferred compensation liability to Mr. Edmonds.

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds.

2019

None

The number of preferred shares authorized with a par value of $0.0001 per share at June 30, 2020 and December 31, 2019 is 2,000,000 and 2,000,000, respectively. At June 30, 2020 and December 31, 2019, there are 31,000 and 0 shares of preferred stock issued and outstanding, respectively.

Except as noted, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the Registrant believes each transaction was exempt from the registration requirements of the Securities Act as stated above. All recipients of the foregoing transactions either received adequate information about the Registrant or had access, through their relationships with the Registrant, to such information. Furthermore, the Registrant affixed appropriate legends to the share certificates and instruments issued in each foregoing transaction setting forth that the securities had not been registered and the applicable restrictions on transfer.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
2.1	Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.2	Articles of Merger of Deep Green Acquisition, LLC and Deep Green Waste & Recycling, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.3	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.4	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Columbia Financial services, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with St. James Capital Management, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.6	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with Mirabile Corporate Holdings, Inc. dated August 7, 2018 (previously filed with Form S-1 on March 18, 2020)
3.1	Articles of Incorporation Evader, Inc. dated August 24, 1995 (previously filed with Form S-1 on March 18, 2020)
3.2	Certificate of Correction for Evader, Inc. dated December 28, 2005 (previously filed with Form S-1 on March 18, 2020)
3.3	Certificate of Designation of Series A Preferred Stock dated July 18, 2010 (previously filed with Form S-1 on March 18, 2020)
3.4	Articles of Conversion of Evader, Inc., Inc. dated April 25, 2012 effective May 25, 2012 (previously filed with Form S-1 on March 18, 2020)
3.5	Restated Certificate of Incorporation of Evader, Inc., Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.6	Bylaws of Evader, Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.7	Amendment to Articles of Incorporation of Evader, Inc. dated July 24, 2014 (previously filed with Form S-1 on March 18, 2020)
3.8	Amendment to Articles of Incorporation of Evader, Inc. dated August 14, 2014 (previously filed with Form S-1 on March 18, 2020)
3.9	Amendment to Articles of Incorporation of Evader, Inc. dated December 8, 2014 (previously filed with Form S-1 on March 18, 2020)
3.10	Amendment to Articles of Incorporation of Evader, Inc. dated August 13, 2015 (previously filed with Form S-1 on March 18, 2020)
3.11	Amendment to Articles of Incorporation of Evader, Inc. dated July 20, 2017 (name change to Critical Clothing, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.12	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
3.13	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated November 6, 2017 (name change to Deep Green Waste & Recycling, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.14	Certificate of Designation Series B Convertible Preferred Stock dated January 22, 2020 (previously filed with Form S-1 on March 18, 2020)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on March 18, 2020)
5.1	Legal Opinion of McMurdo Law Group, LLC (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.1	Board of Directors Services Agreement with Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.2	Board of Directors Services Agreement with Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.3	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.4	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.5	Employment Agreement between Deep Green Waste & Recycling, Inc. and Lloyd Spencer dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.6	Employment Agreement between Deep Green Waste & Recycling, LLC and David Bradford dated January 1, 2016 (previously filed with Form S-1 on March 18, 2020)
10.7	Employment Agreement between Deep Green Waste & Recycling, LLC and Bill Edmonds dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.8	Employment Agreement between Deep Green Waste & Recycling, Inc. and Josh Beckham dated February 5, 2018 (previously filed with Form S-1 on March 18, 2020)
10.9	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with David Bradford dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)

10.10	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with Bill Edmonds dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.11	Consulting Agreement between Deep Green Waste & Recycling, Inc. and Sylios Corp dated December 16, 2019 (previously filed with Form S-1 on March 18, 2020)
10.12	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.13	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.14	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.15	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.16	Acknowledgement of Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.17	Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.18	Convertible Promissory Note between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.19	Common Stock Purchase Warrant Agreement between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.20	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CFSI acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.21	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CARE acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.22	Notice of Default submitted by AEC Yield Capital, LLC dated July 31, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.23	Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated December 16, 2016 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.24	First Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated January 26, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.25	Second Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.26	Third Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.27	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and C Alvin Roberds, Jr. dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.28	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and C Alvin Roberds, Jr. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.29	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Mary Williams dated February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.30	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Mary Williams. dated as of February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.31	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Ellen Bailey dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.32	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Ellen Bailey. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.33	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.34	Registration Rights Agreement between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on March 18, 2020)
21.1	Certificate of Organization of Deep Green Waste & Recycling, LLC dated August 2, 2011 (previously filed with Form S-1 on March 18, 2020)
21.2	Articles of Incorporation of Jetty Enterprises, Inc. dated November 4, 1987 (previously filed with Form S-1 on March 18, 2020)
21.3	Amendment to Articles of Incorporation for Jetty Enterprises, Inc. dated May 21, 2993 (name change to Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
21.4	Articles of Incorporation for Columbia Financial Services, Inc. dated October 3, 1988 (previously filed with Form S-1 on March 18, 2020)
23.1	Consent of McMurdo Law Group, LLC (Please see Exhibit 5.1 Legal Opinion of McMurdo Law Group, LLC)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Deep Green Waste & Recycling, Inc.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2020

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Lloyd Spencer
Lloyd Spencer
President
(Principal Executive Officer)

