Form 10-Q
period 2020-09-30
Deep Green Waste & Recycling, Inc.
filed 2020-11-16
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to _____

Commission file number: 001-38448

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

As of November 13, 2020, there were 118,066,613 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2020 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

3

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$2,899	$735
Accounts receivable, net of allowance for doubtful account of $545,240 at September 30, 2020 and $542,745 at December 31, 2019	-	2,675
Total current assets	2,899	3,410

Property and equipment, net	12,127	20,789
Other assets:
Deposits	5,000	5,000
Total other assets	5,000	5,000

Total assets	$20,026	$29,199

LIABILITIES

Current liabilities:

Current portion of debt	$893,554	$888,109
Convertible notes payable, net of debt discounts of $14,956 and $0 at September 30, 2020 and December 31, 2019, respectively	17,044	-
Accounts payable	2,948,298	2,919,628
Accrued expenses	108,273	78,272
Deferred compensation	84,812	105,325
Accrued interest	144,179	88,924
Customer deposits payable	68,851	68,851
Derivative liability	40,143	-
Total current liabilities	4,305,154	4,149,109

Long-term liabilities
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	4,305,154	4,149,109

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 250,000,000 shares authorized; 118,066,613 and 105,051,540 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	11,807	10,505
Preferred Stock, $.0001 par value, $1 per share stated value, 2,000,000 shares authorized; 31,000 and 0 shares of Series B Convertible Preferred Stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	31,000	-
Additional paid-in capital	3,172,013	2,913,369
Accumulated deficit	(7,499,948)	(7,043,784)

Total stockholders’ deficit	(4,285,128)	(4,119,910)

Total liabilities and stockholders’ deficit	$20,026	$29,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Total revenues	-	-

Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	30,323	-	33,346	7,257
Officers and directors compensation (including stock-based compensation of $18,768, $0, $52,368 and $0 respectively)	46,268	-	99,868	-
Professional and consulting	48,008	-	107,294	11,335
Provision for doubtful accounts	-	-	2,675	-
Depreciation and Amortization	2,656	4,704	8,663	18,944
Total operating expenses	127,255	4,704	251,846	37,536

Operating loss	(127,255)	(4,704)	(251,846)	(37,536)

Other (expense) income:
Derivative liability income	156,378	-	79,857	-
Interest expense (including amortization of debt discounts of $93,241, $0, $108,044 and $0 respectively)	(115,303)	(20,704)	(169,523)	(74,644)
Loss on conversions of convertible notes payable	(114,652)	-	(114,652)	-
Total other (expense) income	(73,577)	(20,704)	(204,318)	(74,644)

Net loss	$(200,832)	$(25,408)	$(456,164)	$(112,180)
Net loss per common share:
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	110,211,097	104,851,540	107,135,479	104,851,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

For the three and nine months ended September 30, 2020:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2020	$-	$-	105,051,540	$10,505	$2,913,369	$(7,043,784)	$(4,119,910)
Issuance of Preferred B stock in satisfaction of deferred compensation	31,000	31,000	-	-	-	-	31,000
Issuance of common stock to an officer for services	-	-	840,000	84	33,516	-	33,600
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(255,332)	(255,332)
Balances at June 30, 2020	31,000	31,000	105,891,540	10,589	2,946,885	(7,299,116)	(4,310,642)
Convertible Note Conversions	-	-	10,892,592	1,089	206,489	-	207,578
Warrant Cashless Exercise	-	-	262,481	26	(26)	-	-
Issuance of Common Shares relating to Officer Employment Agreement	-	-	1,020,000	103	18,665	-	18,768
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(200,832)	(200,832)
Balances at September 30, 2020	31,000	31,000	118,066,613	11,807	3,172,013	(7,499,948)	(4,285,128)

For the three and nine months ended September 30, 2019:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2019	-	-	105,051,540	$10,505	$2,913,369	$(6,951,408)	$(4,027,534)
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(67,745)	(67,745)
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(19,028)	(19,028)
Net loss for the three months ended September 30, 2019	-	-	-	-	-	(25,408)	(25,408)
Balances at September 30, 2019	-	$-	105,051,540	$10,505	$2,913,369	$(7,063,589)	$(4,139,715)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30, 2020	September 30, 2019

OPERATING ACTIVITIES:
Net income (loss) for the period	$(456,164)	$(112,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	-	-
Depreciation and amortization	8,663	18,944
Provision for doubtful accounts	2,675	-
Amortization of debt discounts	108,044	-
Loss on conversions of convertible notes payable	114,652	-
Derivative liability (income) or expense	(79,857)	-
Stock-based compensation	52,368	-
Changes in operating assets and liabilities:
Accounts payable	28,671	45,306
Accrued expenses	30,000	-
Deferred compensation	10,487	5,280
Accrued interest	54,180	41,691
Net cash used in operating activities	(126,281)	(959)

FINANCING ACTIVITIES:
Proceeds from convertible notes	123,000	-
Loans from officers and directors	5,445	-
Net cash provided by financing activities	128,445	-

NET INCREASE (DECREASE) IN CASH	2,164	(959)

CASH, BEGINNING OF PERIOD	735	1,694

CASH, END OF PERIOD	$2,899	$735

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discount	$120,000	$-
Issuance of 25,000 shares, Series B Convertible Preferred Stock in satisfaction of deferred compensation liability	$25,000	$-
Issuance of 6,000 shares, Series B Convertible Preferred Stock in satisfaction of loans payable to officer	$6,000	$-
Conversions of Convertible Notes Payable:
Principal	$91,000	$-
Accrued interest and charges	1,926	-
Total debt satisfied	92,926	-

Fair value of 10,892,592 shares issued to lenders	(207,578)	-
Loss on conversions of convertible notes payable	$(114,652)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

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

On August 7, 2018, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations (the “Agreement”) with Mirabile Corporate Holdings, Inc. Under the terms of the Agreement, the Company transferred all capital stock of its two wholly owned subsidiaries, Compaction and Recycling Equipment, Inc. and Columbia Financial Services, Inc., to Mirabile Corporate Holdings, Inc. in exchange for the assumption and cancellation of certain liabilities. Deep Green’s then Chief Executive Officer owned a 7.5% equity interest in Mirabile Corporate Holdings, Inc.

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on July 8, 2020. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Green Waste & Recycling, Inc. (“Deep Green”), DGWR, LLC and Deep Green’s wholly owned subsidiary, DG Research, Inc.. All inter-company balances and transactions have been eliminated in consolidation.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2020 and December 31, 2019, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the nine months ended September 30, 2020 and 2019 (Unaudited)

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through September 30, 2020, the Company has not experienced impairment losses on its long-lived assets.

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

For the nine months ended September 30, 2020 and 2019 (Unaudited)

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

For the nine months ended September 30, 2020 and 2019 (Unaudited)

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

NOTE C - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	September 30, 2020 (Unaudited)	December 31, 2019
Software	$99,025	$99,025
Office equipment	60,974	60,974
Furniture and Fixtures	948	948
Waste and Recycling Equipment	18,800	18,800
Leasehold Improvements	2,100	2,100
Total	181,847	181,847

Accumulated depreciation and amortization	(169,720)	(161,058)

Net	$12,127	$20,789

NOTE D – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	September 30, 2020 (Unaudited)	December 31, 2019
August 1, 2018 Default Judgment payable to Ohio vendor	$37,536	$37,536
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,235,673	2,207,003
Credit card obligations	220,306	220,306

Total	$2,948,298	$2,919,628

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

NOTE E – DEBT

Debt consists of the following at:

	September 30, 2020 (Unaudited)	December 31, 2019
Note payable to Seller of CARE dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	$315,810	$315,810
Note payable to Seller of CFSI dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	179,190	179,190
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	387,535	387,535
Short-term capital lease- 5 compactor leases (in technical default)	5,574	5,574
Loans payable to officers and directors, non-interest bearing, due on demand	5,445	-
Total	893,554	888,109
Current portion of debt	(893,554)	(888,109)
Long-term portion of debt	$-	$-

(1)	The Company disputes these liabilities based on Seller’s misrepresentations in connection with the sale of CARE and CFSI to Deep Green effective October 1, 2017. The Company has not made any of the payments required under these notes.

NOTE F – CONVERTIBLE NOTES PAYABLE

Convertible Note Payables consist of:

	September 30, 2020 (Unaudited)	December 31, 2019
Unsecured Convertible Promissory Note payable to Armada Investment Fund, LLC: Issue date March 12, 2020 – net of unamortized debt discount of $10,389 and $0 at September 30, 2020 and December 31, 2019, respectively (i)	$10,315	$-
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date June 23, 2020 – net of unamortized debt discount of $9,271 and $0 at September 30, 2020 and December 31, 2019, respectively (ii)	6,729

Total	$17,044	$-

(i)	On March 12, 2020, the Company issued to Armada Investment Fund, LLC (“ARMADA”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Three Thousand and NO/100 Dollars ($23,000). The note bears interest at 8% annually (default interest rate of 18%) and matures on January 13, 2021. The Note is convertible, in whole or in part, at any time and from time to time before maturity (January 13, 2021) at the option of the holder at the Variable Conversion Price, which is equal to the lesser of (i) 60% multiplied by the lowest Trading Price during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 40%) or (ii) 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Among other things, the Registration Rights Agreement (“RRA”) provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay ARMADA certain payments for such failures. As of September 30, 2020, $16,000 principal plus $502 interest were due.

(ii)	On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. As of September 30, 2020, $16,000 principal plus $1,766 interest were due.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

NOTE G - DERIVATIVE LIABILITY

The derivative liability at September 30, 2020 and December 31, 2019 consisted of:

	September 30, 2020 (Unaudited)	December 31, 2019
Convertible Promissory Note payable to Armada Investment Fund, LLC. Please see NOTE F – CONVERTIBLE NOTES PAYABLE for further information.	$18,638	$-
Convertible Promissory Note payable to GPL Ventures, LLC. Please see NOTE F – CONVERTIBLE NOTES PAYABLE for further information.	21,505

Total	$40,143	$-

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

The fair value of the derivative liability was measured at the respective issuance date and at September 30, 2020 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2020 were (1) stock price of $0.0115 per share, (2) conversion price of $0.005580 per share, (3) terms ranging from 105 to 266 days, (4) expected volatility of 143%, and (5) risk free interest rate of 0.10%.

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

At September 30, 2020 and December 31, 2019, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

NOTE H - CAPITAL STOCK (continued)

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

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds

At September 30, 2020 and December 31, 2019, there were 31,000 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

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

For the nine months ended September 30, 2020 and 2019 (Unaudited)

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

Common Stock and Preferred Stock Issuances

For the nine months ended September 30, 2020 and fiscal year ended December 31, 2019, the Company issued and/or sold the following securities:

Common Stock

2020

On January 24, 2020, the Company issued Lloyd Spencer 840,000 shares of its common stock with an estimated fair value of $33,600 as per the terms of the Employment Agreement entered into between the Company and Mr. Spencer dated December 4, 2019.

For the three months ended September 30, 2020, the Company issued a total of 10,892,592 shares of its common stock (with a total fair value of $207,578 at the respective issuance dates) to the holders of convertible notes payable in satisfaction of debt totaling $92,926 ($91,000 principal plus $1,926 interest).

On September 9, 2020, the Company issued Lloyd Spencer 1,020,000 shares of its common stock with an estimated fair value of $18,768 as per the terms of the Employment Agreement entered into between the Company and Mr. Spencer dated December 4, 2019.

2019

None.

The number of common shares authorized with a par value of $0.0001 per share at September 30, 2020 and December 31, 2019 is 250,000,000 and 250,000,000, respectively. At September 30, 2020 and December 31, 2019, there are 118,066,613 and 105,051,540 shares of common stock issued and outstanding, respectively.

Preferred Stock

2020

On January 22, 2020, the Company issued 25,000 shares of Series B Preferred Stock to Bill Edmonds in satisfaction of $25,000 of the Company’s deferred compensation liability to Mr. Edmonds.

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds.

The number of preferred shares authorized with a par value of $0.0001 per share at September 30, 2020 and December 31, 2019 is 2,000,000 and 2,000,000, respectively. At September 30, 2020 and December 31, 2019, there are 31,000 and 0 shares of preferred stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

NOTE H - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2019	-	6,290,431	6,290,431
Warrants (exercisable at $0.04 per share) issued to an investor in connection with the sale of a $23,000 Convertible Promissory Note on March 12, 2020 (i)	-	262,500	262,500
Warrants expired on June 20, 2020		(5,000,000)	(5,000,000)
Cashless exercise of warrants on August 19, 2020	-	(262,500)	(262,500)
Balance, September 30, 2020	-	1,290,431	1,290,431

(i)	On March 12, 2020, the Company issued to Armada Investment Fund, LLC (“ARMADA”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Three Thousand and NO/100 Dollars ($23,000). On March 6, 2020, ARMADA entered into an Assignment Agreement (the “Agreement”) with Sylios Corp (“Assignor”). Under the terms of the Agreement, the Assignor sold, assigned, conveyed and transferred its interest in the Securities Purchase Agreement, the Convertible Promissory Note (principal amount of $23,000), the Stock Purchase Warrant Agreement (262,500 shares of common stock) and the Registration Rights Agreement entered into by the Assignor and Company, all dated January 13, 2020.

As of September 30, 2020, the Company had 18 warrants issued and outstanding granting the holders the right to purchase up to a total of 1,290,431 shares of its common stock.

The following table summarizes information about warrants outstanding as of September 30, 2020:

Number Outstanding
At September 30, 2020	Exercise Price	Expiration Date

500,000	$0.175	October 30, 2020
200,000	$0.175	October 20, 2020
25,000	$0.175	November 20, 2020
30,000	$0.175	February 19, 2021
50,000	$0.175	March 16, 2021
485,431	$0.20	November 30, 2020
1,290,431

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

NOTE I - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the difference are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020 (Unaudited)	September 30, 2019 (Unaudited)	September 30, 2020 (Unaudited)	September 30, 2019 (Unaudited)
Expected tax at 21%	$(42,175)	$(5,336)	$(95,794)	$(23,558)
Non-deductible stock-based compensation	3,941	-	10,997	-
Non-taxable derivative liability income	(32,839)	-	(16,770)	-
Non-deductible amortization of debt discounts	19,581	-	22,689	-
Non-deductible loss on conversions of convertible notes payable	24,077	-	24,077	-
Increase (decrease) in Valuation allowance	27,415	5,336	54,801	23,558
Provision for (benefit from) income taxes	$-	$-	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of September 30, 2020 and December 31, 2019 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2020 and December 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at September 30, 2020 for the years 2000 to 2017 expires in varying amounts from year 2020 to 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

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

For the nine months ended September 30, 2020 and 2019 (Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford will receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) shall remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) shall defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford is eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC hereby granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive has the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan (ISP), the LLC hereby grants the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. As of July 31, 2020, the deferred compensation balance due Mr. Bradford was $0. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve.

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds will receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) shall remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) shall defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds is eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. As of September 30, 2020, the deferred compensation balance due Mr. Edmonds is $84,812.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer is to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer is to receive 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. On January 24, 2020, 840,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement. On September 9, 2020, 1,020,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement.

Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the three and nine months ended September 30, 2020, a total of $8,750 cash compensation was paid to Mr. Spencer and expensed under the above employment agreement.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At September 30, 2020, the accrued compensation due Mr. Spencer under this agreement was $15,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At September 30, 2020, the accrued compensation due Mr. Edmonds under this agreement was $15,000.

Asset Purchase Agreement

On September 21, 2020, the Company executed an Asset Purchase Agreement with Amwaste, Inc. (“AmWaste”). The agreement provides for the Company to purchase substantially all the assets used by AmWaste in its waste management business in Glynn County, Georgia for consideration of $150,000 cash and 1,000,000 shares of DGWR common stock. The agreement also provides for the Company to receive a covenant not to compete from AmWaste and its related parties for a period of three years from the date of the closing. Closing of the transaction is subject to satisfaction of certain conditions by the parties.

Corporate Finance Engagement

On September 24, 2020, the Company executed a letter agreement with Xnergy Financial LLC (“XFLLC”). The letter agreement provides for XFLLC to be the Company’s exclusive investment bank in connection with the Company’s corporate finance needs. The initial term of the agreement is 90 days and continues for successive 30-day periods unless cancelled by either party by written notice to the other party. The agreement provides for the Company to pay XFLLC success fees equal to 6% of the Transaction Value (as defined) from proceeds of financing. The agreement also provides for the Company to pay XFLLC a compliance fee of $25,000 in three monthly installments of $8,333 commencing September 2020.

Legal

As indicated in NOTE D – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,460,683, which are past due and remain unpaid by Deep Green. Also, Deep Green has not paid any of the required installments due under the two notes payable aggregating $495,000 due the Seller of CARE and CFSI and has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018 (Please see NOTE E – DEBT for further information).

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020 and 2019 (Unaudited)

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of September 30, 2020, we had cash of $2,899, current assets of $2,899, current liabilities of $4,305,154 and an accumulated deficit of $7,499,948. For the nine months ended September 30, 2020 and 2019, we used cash from operating activities of $126,281 and $959, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through November 2021.

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

NOTE L – RELATED PARTY TRANSACTIONS

During the period January 1, 2018 to August 7, 2018 (the date of Deep Green’s cessation of its waste recycling business), Deep Green used an entity controlled by Deep Green’s then Chief Executive Officer as a subcontractor to service certain customers of Deep Green. Charges to cost of revenues from this related party totaled $29,190 for the year ended December 31, 2018. At September 30, 2020 and December 31, 2019, Deep Green had an account payable to this entity of $57,600.

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

On August 24, 2017, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with St. James Capital Management, LLC. Under the terms of the Agreement, St. James Capital Management, LLC transferred and assigned all of the assets of the Company related to its extreme sports apparel design and manufacturing business in exchange for the assumption of certain liabilities and cancellation of 3,000,000 shares (as adjusted for the September 27, 2017 reverse stock split of 1 share for 1000 shares) of common stock of the Company.

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

On August 7, 2018, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations (the “Agreement”) with Mirabile Corporate Holdings, Inc. Under the terms of the Agreement, the Company transferred all capital stock of its two wholly owned subsidiaries, Compaction and Recycling Equipment, Inc. and Columbia Financial Services, Inc., to Mirabile Corporate Holdings, Inc. in exchange for the assumption and cancellation of certain liabilities. Deep Green’s then Chief Executive Officer owned a 7.5% equity interest in Mirabile Corporate Holdings, Inc.

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

Results of Operations

Discussion for the three months ended September 30, 2020 and September 30, 2019 (Unaudited):

Results of Operations:

	September 30, 2020	September 30, 2019	$ Change
Gross revenue	$-	$-	$-
Operating expenses	127,255	4,704	122,551
(Loss) income from Operations	(127,255)	(4,704)	(122,551)
Other (Expense)	(73,577)	(20,704)	(52,783)
Net Loss	(200,832)	(25,408)	(175,424)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the three months ended September 30, 2020 and 2019, we generated $0 and $0 revenue, respectively. We are a “shell” company and, therefore, have limited financial resources and limited operations until such time that we are able to consummate an acquisition/merger or begin to generate revenue from our own start up waste management services. We had limited cash on hand of $2,899 and a stockholders’ deficit of ($4,285,128) as of September 30, 2020. No assurances can be given that we will consummate an acquisition or merger transaction or that such transaction will provide sufficient revenue, achieve a profit, or obtain necessary financing to continue as a going concern.

In 2018, the Company’s revenue was derived from its operations as a full-service waste broker providing all traditional waste and recycling services as well as sales and rental of compacting and baling equipment. On August 7, 2018, the Company ceased its waste recycling business.

Operating Expenses

Our operating expenses were $127,255 and $4,704 for the three months ended September 30, 2020 and 2019, respectively.

We anticipate that our cost of revenues will increase in 2020 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

We incurred $46,268 and $0 in Payroll and related expenses for the three months ended September 30, 2020 and 2019. We incurred $18,768 and $0 in stock-based compensation for the three months ended September 30, 2020 and 2019.The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

The Company’s loss from operations increased to $127,255 for the three months ended September 30, 2020 from operating loss of $4,704 in 2019, an increase of $122,551.

Other Income (Expense)

Other expense increased to $73,577 for the three months ended September 30, 2020 and included interest expense of $115,303 and loss on conversions of convertible notes payable of $114,652 offset by derivative income of $156,378. Other expense was $20,704 for the three months ended September 30, 2019 and included interest expense of $20,704.

Net Income (Loss)

For the three months ended September 30, 2020, our net loss increased to ($200,832), as compared to a net loss of ($25,408) for three months ended September 30, 2019, an increase of $175,424. The increase in net loss was due to the $122,551 increase in operating expenses and the $52,873 increase in other expense.

Discussion for the nine months ended September 30, 2020 and September 30, 2019 (Unaudited):

Results of Operations:

	September 30, 2020	September 30, 2019	$ Change
Gross revenue	$-	$-	$-
Operating expenses	251,846	37,536	214,310
Loss from Operations	(251,846)	(37,536)	(214,310)
Other Income (Expense)	(204,318)	(74,644)	(129,674)
Net Income (Loss)	(456,164)	(112,180)	(343,984)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the nine months ended September 30, 2020 and 2019, we generated $0 and $0 revenue, respectively.

Operating Expenses

Our operating expenses were $251,846 and $37,536 for the nine months ended September 30, 2020 and 2019, respectively.

We anticipate that our cost of revenues will increase in 2020 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

We incurred $99,868 and $0 in Payroll and related expenses for the nine months ended September 30, 2020 and 2019. We incurred $52,368 and $0 in stock-based compensation for the nine months ended September 30, 2020 and 2019.

Loss from Operations

The Company’s loss from operations increased to $251,846 for the nine months ended September 30, 2020 from $37,536 in 2019, an increase of $214,310.

Other Income (Expense)

Other expense increased to $204,318 for the nine months ended September 30, 2020 and included interest expense of $169,523 and loss on conversions of convertible notes payable of $114,652 offset by derivative income of $79,857. Other expense was $74,644 for the nine months ended September 30, 2019 and included interest expense of $74,644.

Net Income (Loss)

For the nine months ended September 30, 2020, our net loss increased to ($456,164), as compared to a net loss of ($112,180) for nine months ended September 30, 2019, an increase of $343,984. The increase in net loss was due to the $214,310 increase in operating expenses and the $129,674 increase in other expense.

Liquidity and Capital Resources

At September 30, 2020, we had current assets of $2,899 and current liabilities of $4,305,154 resulting in negative working capital of $4,302,255, of which $2,948,298 was accounts payable and $144,179 was included in accrued interest. At September 30, 2020, we had total assets of $20,026 and total liabilities of $4,305,154 resulting in stockholders’ deficit of $4,285,128.

At December 31, 2019, we had current assets of $3,410 and current liabilities of $4,149,109 resulting in negative working capital of $4,145,699, of which $2,919,628 was accounts payable and $105,325 was included in accrued deferred compensation. At December 31, 2019, we had total assets of $29,199 and total liabilities of $4,149,109 resulting in stockholders’ deficit of $4,119,910.

Accounts Payable

At September 30, 2020, the Company had accounts payable of $2,948,298 that consisted of $487,615 in default judgments due to prior vendors, $2,240,377 due to vendors for materials and services and $220,306 due for credit card obligations.

At December 31, 2019, the Company had accounts payable of $2,919,628 that consisted of $487,615 in default judgments due to prior vendors, $2,211,707 due to vendors for materials and services and $220,306 due for credit card obligations.

Debt

At September 30, 2020, the Company had outstanding debt of $893,554 that consisted of $888,109 of debt in technical default and $5,445 in loans payable to officers and directors. Please see NOTE E – DEBT for further information.

At December 31, 2019, the Company had outstanding debt of $888,109 that consisted of $888,109 of debt in technical default. Please see NOTE E – DEBT for further information.

Capital Raising

For the nine months ended September 30, 2020 and the twelve months ended December 31, 2019, the Company raised $120,000 and $0 through the issuance of Convertible Promissory Notes or Securities Purchase Agreements, respectively.

Cash on Hand

Our cash on hand as of September 30, 2020 and December 31, 2019 was $2,899 and $735, respectively.

Satisfaction of Outstanding Liabilities

As of September 30, 2020, the Company has a liability of $487,615 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Debt

Our Debt was $893,554 and $888,109 at September 30, 2020 and December 31, 2019, respectively. Included within the Debt was the following at September 30, 2020 and December 31, 2019:(i) Note payable to Seller of CARE in the amount of $315,810 dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021; and (ii) Note payable to Seller of CFSI in the amount of $179,190 dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021. The Company disputes these liabilities based on Seller’s misrepresentations in connection with the sale of CARE and CFSI to Deep Green effective October 1, 2017. The Company has not made any of the payments required under these notes.

Please see NOTE E – DEBT for further information.

Convertible Notes

On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. In the three months ended September 30, 2020, a total of $84,000 (of the $100,000 Note) was converted into shares of the Company’s common stock. Please see NOTE F – CONVERTIBLE NOTES PAYABLE for further information.

On March 12, 2020, the Company issued to Armada Investment Fund, LLC (“ARMADA”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Three Thousand and NO/100 Dollars ($23,000). On March 6, 2020, ARMADA entered into an Assignment Agreement (the “Agreement”) with Sylios Corp (“Assignor”). Under the terms of the Agreement, the Assignor sells, assigns, conveys and transfers its interest into the Securities Purchase Agreement, Convertible Promissory Note (principal amount of $23,000), Stock Purchase Warrant Agreement (262,500 shares of common stock) and Registration Rights Agreement (RRA”) entered into by the Assignor and Company all dated January 13, 2020. The Note is convertible, in whole or in part, at any time and from time to time before maturity (January 13, 2021) at the option of the holder at the Variable Conversion Price, shall equal the lesser of (i) 60% multiplied by the lowest Trading Price during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 40%) or (ii) 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Note has a term of one (1) year and bears interest at 8% annually. Among other things, the RRA provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay ARMADA certain payments for such failures. In the three months ended September 30, 2020, a total of $7,000 (of the $23,000 Note) was converted into shares of the Company’s common stock. Please see NOTE F – CONVERTIBLE NOTES PAYABLE for further information.

Cash Flows

We had net cash provided (used) in operating activities for the nine months ended September 30, 2020 and 2019 of ($126,281) and ($959), respectively.

We had net cash (used) in investing activities for the nine months ended September 30, 2020 and 2019 of $0 and $0, respectively.

We had net cash provided in financing activities for the nine months ended September 30, 2020 and 2019 of $128,445 and $0, respectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the nine months ended September 30, 2020 and fiscal year ended December 31, 2019, the Company issued and/or sold the following unregistered securities:

Common Stock

For the nine months ended September 30, 2020:

On January 24, 2020, the Company issued Lloyd Spencer 840,000 shares of its common stock with an estimated fair value of $33,600 as per the terms of the Employment Agreement entered into between the Company and Mr. Spencer dated December 4, 2019.

On September 9, 2020, the Company issued Lloyd Spencer 1,020,000 shares of its common stock with an estimated fair value of $18,768 as per the terms of the Employment Agreement entered into between the Company and Mr. Spencer dated December 4, 2019.

2019

None.

The number of common shares authorized with a par value of $0.0001 per share at September 30, 2020 and December 31, 2019 is 250,000,000 and 250,000,000, respectively. At September 30, 2020 and December 31, 2019, there are 118,066,613 and 105,051,540 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the nine months ended September 30, 2020:

On January 22, 2020, the Company issued 25,000 shares of Series B Preferred Stock to Bill Edmonds in satisfaction of $25,000 of the Company’s deferred compensation liability to Mr. Edmonds.

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds.

2019

None

The number of preferred shares authorized with a par value of $0.0001 per share at September 30, 2020 and December 31, 2019 is 2,000,000 and 2,000,000, respectively. At September 30, 2020 and December 31, 2019, there are 31,000 and 0 shares of preferred stock issued and outstanding, respectively.

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

Date: November 16, 2020

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Lloyd Spencer
Lloyd Spencer
President
(Principal Executive Officer)

