Form 10-K
period 2020-12-31
Deep Green Waste & Recycling, Inc.
filed 2021-04-08
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

Commission File Number: 000-56190

DEEP GREEN WASTE & RECYCLING, INC.
(Exact name of registrant as specified in its charter)

Wyoming	30-1035174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13110 NE 177th Place, Suite 293, Woodinville, WA 98072

(Address of principal executive offices, including Zip Code)

(833) 304-7336

(Issuer’s telephone number, including area code)

NOT APPLICABLE

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value on June 30, 2020 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $990,992. The registrant does not have non-voting common stock outstanding.

As of April 8, 2021, there were 134,968,818 shares of the registrant’s common stock outstanding.

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments;

●	other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Deep Green,” the “Company,” “we,” “us,” or “our” refer to Deep Green Waste & Recycling, Inc. unless otherwise indicated.

PART I

ITEM 1.	BUSINESS.

Overview

Deep Green Waste & Recycling, Inc. (f/k/a Critic Clothing, Inc.) (“Deep Green”, the “Company”, “we”, “us”, or “our”) was organized as a Nevada Corporation on August 24, 1995 under the name of Evader, Inc. On May 25, 2012, the Company filed its Foreign Profit Corporation Articles of Domestication to change the domicile of the Company from Nevada to Wyoming. On November 4, 2015, the Company filed an Amendment to its Articles of Incorporation to change the name of the Company to Critical Clothing, Inc. and on August 28, 2017 an Amendment was filed to change the Company name to Deep Green Waste & Recycling, Inc.

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

On February 8, 2021, the Company, through its wholly owned subsidiary DG Research, Inc. (the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with Amwaste, Inc. (the “Seller”). Under the terms of the Agreement, the Buyer has agreed to purchase from the Seller certain assets (the “Assets”) utilized in the Seller’s waste management business located in Glynn County, Georgia. In consideration for the purchase of the Assets, the Buyer shall pay the seller $150,000 and issue the Seller 2,000,000 shares of the Company’s restricted common stock. The Buyer shall remit $50,000 at Closing and shall issue the Seller a Promissory Note (the “Note”) in the amount of $110,000. The Note principal shall be reduced by $10,000 if the Note is paid in full on or before March 8, 2021. The Note is secured by the Assets purchased through the Agreement. The transaction closed on February 11, 2021. At Closing, the Buyer remitted the $50,000 payment. On February 16, 2021, the Company issued the Seller the 2,000,000 shares of restricted common stock.

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

Licenses:

None.

Patents/Trademarks:

We currently hold no patents or trademarks.

Research & Development

We had no expenses in Research and Development costs during the years ended December 31, 2020 and 2019.

Compliance Expenses

Our company incurs annual expenses to comply with state corporate governance and business licensing requirements. We estimate these costs to be under $2,000 per year for the establishment of foreign corporations in other states where we plan to operate.

Labor and Other Supplies

We currently have three part time employees. We contract all labor for public company governance services, website development, accounting, legal and daily activities outside of management.

Principal Products or Services and Markets

The principal markets for the Company’s future and recycling services will comprise property management companies, construction and demolition companies, restaurants and retail stores, industrial and manufacturing businesses, and healthcare.

Seasonality

The waste and recycling industry experiences little seasonal variance, and the Company does not anticipate significant seasonality in its business.

Leases

The Company anticipates its most significant lease obligations will be classified as fixed assets that will be used in the normal course of its business. Some lease obligations may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we will consider in determining minimum lease payments. The leases will be classified as either operating leases or capital leases, as appropriate.

Governmental Regulation

Our operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. We believe we operate in substantial compliance with all applicable requirements. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements. Material cost may rise due to additional manufacturing cost of raw or made parts with the application of new regulations. Our liabilities may also increase due to additional regulations imposed by foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. In addition, our past, current and future operations and those of businesses we acquire, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems in the future. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our future operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. Additionally, reduced emissions and higher fuel efficiency could help our future customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

Environmental Regulation

Upon the completion of an acquisition of a waste and recycling service business, the Company will become subject to federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the EPA, Environment Canada, and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies in the U.S. and Canada. Many of these agencies will examine our subsidiary operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. Because the primary mission of our business is to collect, manage and recycle waste in an environmentally sound manner, a significant portion of our capital expenditures will be related, either directly or indirectly, to supporting the Company’s subsidiary operations as they relate to compliance with federal, state, provincial and local rules.

Competition

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

In the event we are successful in an acquisition of a company in the waste management sector, we expect to encounter intense competition with large national waste management companies, counties and municipalities that maintain their own waste collection and disposal operations and regional and local companies of varying sizes and financial resources. The industry also includes companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities, companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products, and waste brokers that rely upon haulers in local markets to address customer needs. In recent years, the industry has seen some consolidation, though the industry remains intensely competitive. Operating costs, disposal costs and collection fees vary widely throughout the areas in which we operate. The prices that we charge are determined locally, and typically vary by volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, the availability of airspace within the geographic region, labor costs and amount and type of equipment furnished to the customer.

Competitors include: Waste Management (WM), Rubicon Global, Republic Services, Stericycle, Waste Connections, Casella Waste Systems, Bioenergy DevCo, PegEx, Recycle Track Systems and Liquid Environmental Solutions.

Acquisition Interest

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Employees

As of the date of this Report, we have one full-time employee that serves in the roles of President/Chief Executive Officer/Corporate Secretary, and two part time employees that serve in the roles of Chief Operating Officer and Interim Chief Financial Officer. We plan to expand our management team within the next 12 months to include certain officers for any acquisitions and any new subsidiaries or operational activities management deems necessary. We consider our relations with our employees and consultants to be in good standing.

Report to Shareholders

The public may read and copy these reports, statements, or other information we file at the SEC’s public reference room at 100 F Street, NE., Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m. State that the public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at (http://www.sec.gov).

Company Information

We are a Wyoming for-profit corporation. Our corporate address is 13110 NE 177th Place, Suite 293, Woodinville, WA 98072, our telephone number is (833) 304-7336 and our website address is www.deepgreenwaste.com. The information on our website is not a part of this prospectus. The Company’s stock is quoted under the symbol “DGWR” on the OTC Markets “PINK.” The Company’s transfer agent is Transfer Online whose address is 512 SE Salmon St., Portland, OR 97214 and phone number is (503) 227-2950.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below and other information in this prospectus, including the financial statements and related notes that appear at the end of this prospectus, before deciding to invest in our securities. These risks should be considered in conjunction with any other information included herein, including in conjunction with forward-looking statements made herein. If any of the following risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects.

Risks Relating to Our Financial Condition

The Company has limited financial resources. Our auditors have expressed in the report of independent registered public accounting firm that there is substantial doubt about our ability to continue as a going concern.

The report of our independent registered accounting firm expresses substantial doubt about our ability to continue as a going concern based on the absence of significant revenues, our significant losses from operations and our need for additional financing to fund all of our operations. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our common stock.

We have limited operational history in an emerging industry, making it difficult to accurately predict and forecast business operation.

As we have approximately ten years of corporate operational history and have yet to generate substantial revenue, it is extremely difficult to make accurate predictions and forecasts on our finances. This is compounded by the fact that we operate in both the technology, retail and cannabis industries, which are three rapidly transforming industries. There is no guarantee that our products or services will remain attractive to potential and current users as these industries undergo rapid change or that potential customers will utilize our services.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have not yet produced a net profit and may not in the near future, if at all. While we expect our revenue to grow, we have not achieved profitability and cannot be certain that we will be able to sustain our current growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern may be dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in continued equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

We expect our quarterly financial results to fluctuate.

We expect our revenue and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

●	General economic conditions, both domestically and in foreign markets;

●	Our ability to further our business plan in the waste management sector through organic growth;

●	Our ability to identify acquisition targets that will become accretive to our future earnings;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to raise capital to implement our business plan;

●	Our ability to repay our debts;

●	Our ability to respond and adapt to changes in technology and customer behavior; and

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of our stockholders.

General Business Risks

We intend to pursue the acquisition on an operating business.

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

We have not executed any formal agreement for a business combination or other transaction and have established no standards for business combinations.

We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Scarcity of, and competition for, business opportunities and combinations.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Lack of diversification may limit future business.

The Company intends to engage in multiple business combinations. However, initially, the Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company’s activities will be limited to those engaged in by the business opportunity in which the Company merges or acquires. If the Company is unable to diversify its activities into a number of areas, that may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Federal and state taxation of business combination may discourage business combinations.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction, reduce the future value of the shares and potentially discourage a business combination.

We are highly dependent on the services of key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our management team, specifically Lloyd Spencer, the Company’s President and Chief Executive Officer. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

We will need to raise additional capital to continue operations over the coming year.

We anticipate the need to raise approximately $1,000,000 in capital to fund our operations through December 31, 2021 and approximately $2,500,000 over the next 24 months. We expect to use these cash proceeds, primarily for future acquisitions, expansion of our business plan and to remain in full legal and accounting compliance with the SEC. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

We may be unable to manage growth, which may impact our potential profitability.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

●	Establish definitive business strategies, goals and objectives;

●	Maintain a system of management controls; and

●	Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

We may in the future be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. While neither Florida law nor our Articles of Incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we have entered into an indemnification agreement with our President and intend to enter into similar agreements with other officers and directors in the future. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

If we are unable to maintain effective internal control over our financial reporting, the reputational effects could materially adversely affect our business.

Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (Internal Controls) and to report on our evaluation in our Annual Report on Form 10-K. Our Internal Controls constitute a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In the event we discover material weakness in our internal controls and our remediation of such reported material weakness is ineffective, or if in the future we are unable to maintain effective Internal Controls, additional resulting material restatements could occur, regulatory actions could be taken, and a resulting loss of investor confidence in the reliability of our financial statements could occur.

The Company’s bank accounts will not be fully insured.

The Company’s regular bank accounts and the escrow account for this Offering each have federal insurance that is limited to a certain amount of coverage. It is anticipated that the account balances in each account may exceed those limits at times. In the event that any of Company’s banks should fail, the Company may not be able to recover all amounts deposited in these bank accounts.

The Company’s business plan is speculative.

The Company’s present business and planned business are speculative and subject to numerous risks and uncertainties. There is no assurance that the Company will generate significant revenues or profits.

The Company will likely incur debt.

The Company has incurred high levels of debt and expects to incur future debt in order to fund operations. As of December 31, 2020, the Company has accounts payable of $2,948,964 (of which $487,615 is due under three default judgments), one outstanding convertible debenture totaling $16,000, outstanding promissory notes in the amount of $495,000 and $387,535 due under a factoring agreement. Complying with obligations under such indebtedness may have a material adverse effect on the Company and on your investment. There is high risk of default, if the Company is not able to raise additional capital and there is no assurance that the Company will be able to do so. In the event we are unable to pay the amount due under the convertible debenture, the noteholder may at its election convert the note into shares of the Company’s common stock causing significant dilution to our shareholders. In the event we are unable to pay the amount due under our accounts payable, creditors may elect to bring further litigation to protect their claims or perfect their judgments. In the event the Company is not able to satisfy our debt obligations, we may be required to cease operations.

The Company’s expenses could increase without a corresponding increase in revenues.

The Company’s operating and other expenses could increase without a corresponding increase in revenues, which could have a material adverse effect on the Company’s consolidated financial results and on your investment. Factors which could increase operating and other expenses include, but are not limited to (1) increases in the rate of inflation, (2) increases in taxes and other statutory charges, (3) changes in laws, regulations or government policies which increase the costs of compliance with such laws, regulations or policies, (4) significant increases in insurance premiums, and (5) increases in borrowing costs.

The Company will be reliant on key suppliers.

The Company intends to enter into agreements with key suppliers and will be reliant on positive and continuing relationships with such suppliers. Termination of those agreements, variations in their terms or the failure of a key supplier to comply with its obligations under these agreements (including if a key supplier were to become insolvent) could have a material adverse effect on the Company’s consolidated financial results and on your investment.

Increased costs could affect the company.

An increase in the cost of raw materials or energy could affect the Company’s profitability. Commodity and other price changes may result in unexpected increases in the cost of raw materials, glass bottles and other packaging materials used by the Company. The Company may also be adversely affected by shortages of raw materials or packaging materials. In addition, energy cost increases could result in higher transportation, freight and other operating costs. The Company may not be able to increase its prices to offset these increased costs without suffering reduced volume, sales and operating profit, and this could have an adverse effect on your investment.

Inability to maintain and enhance product image.

It is important that the Company maintains and enhances the image of its existing and new products. The image and reputation of the Company’s products and services may be impacted for various reasons including litigation, complaints from regulatory bodies resulting from quality failure, illness or other health concerns. Such concerns, even when unsubstantiated, could be harmful to the Company’s image and the reputation of its products. From time to time, the Company may receive complaints from customers regarding products purchased from the Company. The Company may in the future receive correspondence from customers requesting reimbursement. Certain dissatisfied customers may threaten legal action against the Company if no reimbursement is made. The Company may become subject to product liability lawsuits from customers alleging injury because of a purported defect in products or sold by the Company, claiming substantial damages and demanding payments from the Company. The Company is in the chain of title when it manufactures, supplies or distributes products, and therefore is subject to the risk of being held legally responsible for them. These claims may not be covered by the Company’s insurance policies. Any resulting litigation could be costly for the Company, divert management attention, and could result in increased costs of doing business, or otherwise have a material adverse effect on the Company’s business, results of operations, and financial condition. Any negative publicity generated as a result of customer complaints about the Company’s products could damage the Company’s reputation and diminish the value of the Company’s brand, which could have a material adverse effect on the Company’s business, results of operations, and financial condition, as well as your investment. Deterioration in the Company’s brand equity (brand image, reputation and product quality) may have a material adverse effect on its consolidated financial results as well as your investment.

If we are unable to protect effectively our intellectual property, we may not be able to operate our business, which would impair our ability to compete.

Our success will depend on our ability to obtain and maintain meaningful intellectual property protection for any such intellectual property. The names and/or logos of Company brands (whether owned by the Company or licensed to us) may be challenged by holders of trademarks who file opposition notices, or otherwise contest trademark applications by the Company for its brands. Similarly, domains owned and used by the Company may be challenged by others who contest the ability of the Company to use the domain name or URL. Such challenges could have a material adverse effect on the Company’s consolidated financial results as well as your investment.

Computer, website or information system breakdown could affect the Company’s business.

Computer, website and/or information system breakdowns as well as cyber security attacks could impair the Company’s ability to service its customers leading to reduced revenue from sales and/or reputational damage, which could have a material adverse effect on the Company’s consolidated financial results as well as your investment.

Changes in the economy could have a detrimental impact on the Company.

Changes in the general economic climate could have a detrimental impact on consumer expenditure and therefore on the Company’s revenue. It is possible that recessionary pressures and other economic factors (such as declining incomes, future potential rising interest rates, higher unemployment and tax increases) may adversely affect customers’ confidence and willingness to spend. Any of such events or occurrences could have a material adverse effect on the Company’s consolidated financial results and on your investment.

The amount of capital the company is attempting to raise in this offering is not enough to sustain the Company’s current business plan.

In order to achieve the Company’s near and long-term goals, the Company will need to procure funds in addition to the amount raised in the Offering. There is no guarantee the Company will be able to raise such funds on acceptable terms or at all. If we are not able to raise sufficient capital in the future, we will not be able to execute our business plan, our continued operations will be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets, which could cause you to lose all or a portion of your investment.

Additional financing may be necessary for the implementation of our growth strategy.

The Company may require additional debt and/or equity financing to pursue our growth and business strategies. These include but are not limited to enhancing our operating infrastructure and otherwise responding to competitive pressures. Given our limited operating history and existing losses, there can be no assurance that additional financing will be available, or, if available, that the terms will be acceptable to us.

The Company’s business model is evolving.

The Company’s business model is unproven and is likely to continue to evolve. Accordingly, the Company’s initial business model may not be successful and may need to be changed. The Company’s ability to generate significant revenues will depend, in large part, on the Company’s ability to successfully market the Company’s products to potential users who may not be convinced of the need for the Company’s products and services or who may be reluctant to rely upon third parties to develop and provide these products. The Company intends to continue to develop the Company’s business model as the Company’s market continues to evolve.

The Company needs to increase brand awareness.

Due to a variety of factors, the Company’s opportunity to achieve and maintain a significant market share may be limited. Developing and maintaining awareness of the Company’s brand name, among other factors, is critical. Further, the importance of brand recognition will increase as competition in the Company’s market increases. Successfully promoting and positioning the Company’s brand, products and services will depend largely on the effectiveness of the Company’s marketing efforts. Therefore, the Company may need to increase the Company’s financial commitment to creating and maintaining brand awareness. If the Company fails to successfully promote the Company’s brand name or if the Company incurs significant expenses promoting and maintaining the Company’s brand name, it would have a material adverse effect on the Company’s consolidated results of operations.

The Company faces competition in the Company’s markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than does the company.

In many cases, the Company’s competitors have longer operating histories, established ties to the market and consumers, greater brand awareness, and greater financial, technical and marketing resources. The Company’s ability to compete depends, in part, upon a number of factors outside the Company’s control, including the ability of the Company’s competitors to develop alternatives that are superior. If the Company fails to successfully compete in its markets, or if the Company incurs significant expenses in order to compete, it would have a material adverse effect on the Company’s consolidated results of operations.

A data security breach could expose the Company to liability and protracted and costly litigation and could adversely affect the Company’s reputation and operating revenues.

To the extent that the Company’s activities involve the storage and transmission of confidential information, the Company and/or third-party processors will receive, transmit and store confidential customer and other information. Encryption software and the other technologies used to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of such security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Improper access to the Company’s or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information. A data security breach of the systems on which sensitive account information is stored could lead to fraudulent activity involving the Company’s products and services, reputational damage, and claims or regulatory actions against us. If the Company issued in connection with any data security breach, the Company could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, the Company might be forced to pay damages and/or change the Company’s business practices or pricing structure, any of which could have a material adverse effect on the Company’s operating revenues and profitability. The Company would also likely have to pay fines, penalties and/or other assessments imposed as a result of any data security breach.

The Company depends on third-party providers for a reliable internet infrastructure and the failure of these third parties, or the internet in general, for any reason would significantly impair the Company’s ability to conduct its business.

The Company will outsource some or all of its online presence and data management to third parties who host the actual servers and provide power and security in multiple data centers in each geographic location. These third-party facilities require uninterrupted access to the Internet. If the operation of the servers is interrupted for any reason, including natural disaster, financial insolvency of a third-party provider, or malicious electronic intrusion into the data center, its business would be significantly damaged. As has occurred with many Internet-based businesses, the Company may be subject to ‘denial-of-service’ attacks in which unknown individuals bombard its computer servers with requests for data, thereby degrading the servers’ performance. The Company cannot be certain it will be successful in quickly identifying and neutralizing these attacks. If either a third-party facility failed, or the Company’s ability to access the Internet was interfered with because of the failure of Internet equipment in general or if the Company becomes subject to malicious attacks of computer intruders, its business and operating results will be materially adversely affected.

We expect to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

We estimate that it will cost approximately $50,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease ongoing business operations.

We are in the “developmental” stage of business and have yet to commence any substantive commercial operations. We have limited history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the developmental stage. Success is significantly dependent on a successful drilling, completion and production program. Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the developmental stage and potential investors should be aware of the difficulties normally encountered by enterprises in this stage. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the Company.

Risk to Our Common Stock and Offering

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the Over the Counter Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Rule 144 is not available for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. However, Rule 144 also includes an important exception to this prohibition if the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

●	the issuer of the securities has filed all Exchange Act reports and materials required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” under Rule 405 of the Securities Act. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (i) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (ii) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for 12 consecutive months; and (iii) one (1) year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our initial stockholders will be able to sell their founder shares and private placement warrants, as applicable, pursuant to Rule 144 without registration one year after we have completed our initial business combination.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. As of December 31, 2020, we have authorized and issued 2,000,000 and 31,000 shares (Series B Preferred Stock), respectively, of Preferred stock. Please see NOTE H - CAPITAL STOCK for further information.

The Company arbitrarily determined the offering price and terms of the Shares offered through this Prospectus.

The price of the Shares has been arbitrarily determined and bears no relationship to the assets or book value of the Company, or other customary investment criteria. No independent counsel or appraiser has been retained to value the Shares, and no assurance can be made that the offering price is in fact reflective of the underlying value of the Shares offered hereunder. Each prospective investor is therefore urged to consult with his or her own legal counsel and tax advisors as to the offering price and terms of the Shares offered hereunder.

The Shares are an illiquid investment and transferability of the Shares is subject to significant restriction.

There are substantial restrictions on the transfer of the Shares. Therefore, the purchase of the Shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time. There is not a public market for the resale of the Shares. A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and Shares may not be acceptable as collateral for a loan.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company, with a limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

Our stock price may be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our common stock will be compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time. Moreover, the OTC Bulletin Board is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected.

Existing stockholders will experience significant dilution from our sale of shares under potential Securities Purchase Agreements.

The sale of shares pursuant to any Securities Purchase Agreements executed by the Company in the future will have a dilutive impact on our stockholders. As a result, the market price of our common stock could decline significantly, as we sell shares pursuant to the Securities Purchase Agreement. In addition, for any particular advance, we will need to issue a greater number of shares of common stock under the Securities Purchase Agreement as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution.

The Company May Issue Shares of Preferred Stock with Greater Rights than Common Stock.

The Company’s charter authorizes the Board of Directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of the Company’s common stock. Any preferred stock that is issued may rank ahead of the Company’s common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than the Company’s common stock.

Being a Public Company Significantly Increases the Company’s Administrative Costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by the NYSE Amex in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. Although the Company is a relatively small public company, these rules, regulations, and requirements for the most part apply to the same extent as they apply to all major publicly traded companies. As a result, they have significantly increased the Company’s legal, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly, as well as requiring substantial time and attention of our senior management. The Company expects its continued compliance with these and future rules and regulations to continue to require significant resources. These rules and regulations also may make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future and could make it more difficult for it to attract and retain qualified members for the Company’s Board of Directors, particularly to serve on its audit committee.

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTC Bulletin Board, but it is the Company’s plan that the common shares be quoted on the OTC Bulletin Board. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)	the equity security is listed on NASDAQ or a national securities exchange;

(ii)	the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US $5,000,000, or (b) average annual revenue of at least US $6,000,000; or

(iii)	the issuer of the equity security has been in continuous operation for more than three years and has net tangible assets of at least US $2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share. Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 250,000,000 shares of common stock, of which 129,836,060 and 105,051,540 shares of common stock are issued and outstanding as of December 31, 2020 and December 31, 2019, respectively. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

A reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, we cannot assure you that a reverse stock split will result in a share price that will attract new investors.

You may be diluted by conversions of the Company’s Series B Preferred Stock, convertible notes and exercises of outstanding options and warrants.

As of the date of this filing, we had (i) one outstanding third-party note with a total principal amount of $16,000, which is convertible into an indeterminate number of shares of common stock, and (ii) 31,000 shares of our Series B Convertible Preferred Stock convertible into an undetermined number of shares of our common stock. Please see NOTE H - CAPITAL STOCK for further information.

The exercise of such options and warrants, conversion of the third-party notes and conversion of our Series B Convertible Preferred Stock will result in further dilution of your investment. In addition, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less in net tangible book value than the full purchase price you paid for the shares in the event of liquidation.

Issuances of shares of common stock or securities convertible into or exercisable for shares of common stock following this offering, as well as the exercise of options and warrants outstanding, will dilute your ownership interests and may adversely affect the future market price of our common stock.

The issuance of additional shares of our common stock or securities convertible into or exchangeable for our common stock could be dilutive to stockholders if they do not invest in future offerings. We may seek additional capital through a combination of private and public offerings in the future.

The Company’s shares of common stock are quoted on the OTC Pink Sheet market, which limits the liquidity and price of the Company’s common stock.

The Company’s shares of Common Stock are traded on the OTC Pink Sheet market under the symbol “DGWR.” Quotation of the Company’s securities on the OTC Pink Sheet market limits the liquidity and price of the Company’s Common Stock more than if the Company’s shares of Common Stock were listed on The Nasdaq Stock Market or a national exchange. There is currently no active trading market in the Company’s Common Stock. There can be no assurance that there will be an active trading market for the Company’s Common Stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company’s shares of Common Stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained. We cannot assure you that our Common Stock will be quoted on the OTCQB tier notwithstanding our belief that we will satisfy the eligibility standards for admission to, and our intention to make application for quotation on the OTCQB.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

We are classified as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company.” Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings.

Because directors and officers currently and for the foreseeable future will continue to control Green Deep Waste, it is not likely that you will be able to elect directors or have any say in the policies of the Company.

Our shareholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring shareholder approval will be decided by majority vote. The directors, officers and affiliates of Deep Green Waste beneficially own approximately 30% of our outstanding common stock either through direct ownership or through another class of capital stock that may be convertible into shares of our common stock. Due to such significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. Our Interim Chief Financial Officer and Director owns all (31,000) issued and outstanding shares of the Company’s Series B Preferred Stock, which has voting rights equal to 20,000 votes for each shares of Series B held. As of the date of this filing, our Interim Chief Financial Officer would have voting rights equal to 682,544,714 shares (620,000,000 voting shares through the Series B Preferred Stock and 62,544,714 shares of common stock held) or approximately 94% of the shares available to vote for a matter brought before shareholders.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

Corporate office

Our current office space is located at 13110 NE 177th Place., Suite 293, Woodinville, WA 98072. As our operations grow, we anticipate requiring additional space during the second quarter of 2020. We are currently entered into a month-to-month lease, but we believe we will be at our current office space for the foreseeable future.

Amwaste operations

In conjunction with the Amwaste Asset Acquisition, the Company acquired an office and two storage yards. The office is located at 600 Sea Island Rd, Suite 20, St. Simons Island, GA 31522 and the monthly rent is $50. The first storage yard is located at 4150 Whitlock St., St. Simons Island, GA 31520 and the monthly rent is $500.00 The second storage yard is located at 170 Odom Lane, St. Simons Island, GA 31522 and the monthly rent is $100.

We believe that our facilities are adequate for our current needs and that, if required, we will be able to expand our current space or locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

On June 20, 2018, Central Ohio Contractors, Inc. (“Plaintiff”) filed a complaint against Deep Green Waste & Recycling, LLC (“Defendant”) with the Common Pleas Court of Franklin County, Ohio, alleging that the Defendant failed to pay Plaintiff for services rendered from January through March 2018 in the amount of $32,580.73. On August 1, 2018, the Court issued a Default Judgment against the Company in the amount of $32,580.73 and court costs of $251. Said total is to draw interest at the legal rate of 4.0% interest per annum beginning on April 30, 2018. As of December 31, 2020, $32,580.73 principal plus all post-judgment interest remains due.

On October 30, 2018, CoreCivic of Tennessee, LLC (“Plaintiff”) filed a complaint against Deep Green Waste & Recycling, LLC (“Defendant”) with the Chancery Court for Davidson County, Tennessee at Nashville, alleging that the Defendant defaulted on its payment obligations in the amount of $411,210.42 under the Master Waste & Recycling Agreement entered into between the parties and dated May 4, 2017. On January 14, 2019, the Court issued a a Default Judgment Certificate against the Company in the amount of $411,210.42 principal, $11,942.00 in prejudgment interest and post-judgment interest until the judgment is paid in full for a per diem interest amount of $81.15. As of December 31, 2020, $423,152.42 principal plus all post-judgment interest remains due.

On December 17, 2018, Angelo’s Aggregate Materials, Ltd (“Plaintiff”) filed a complaint against Deep Green Waste & Recycling, LLC (“Defendant”) with the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging that the Defendant failed to pay Plaintiff for services rendered from January 5, 2018 through March 31, 2018 in the amount of $29,777.41. On January 24, 2019, the Court issued a Default Judgment against the Company in the amount of $29,777.41, court costs in the sum of $510 and prejudgment interest from April 30, 2018 to January 30, 2019, in the sum of $1,349.62, computed at the statutory rate of 5.72% per annum, for the months of April through June 2018; 5.97% per annum for the months of July through September, 2018; 6.09% per annum for the months of October through December, 2018; and 6.33% per annum for the month of January 2019, for a total of $31,631.03, all which shall bear interest at the prevailing statutory rate of 6.33% per year from this date through December 31, 2019, for which let execution issue forthwith. As of December 31, 2020, $31,631.03 principal plus all post-judgment interest remains due.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock of the Company is currently trading on the OTC Markets under the symbol “DGWR.” The following information reflects the high and low closing prices of the Company’s common stock on the OTC Markets QB.

Quarterly period	High	Low
Fiscal year ended December 31, 2020:
First Quarter	$0.06	$0.032
Second Quarter	$0.053	$0.024
Third Quarter	$0.05	$0.0093
Fourth Quarter	$0.033	$0.0102

Fiscal year ended December 31, 2019:
First Quarter	$0.10	$0.03
Second Quarter	$0.491	$0.01
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.18	$0.0025

Holders

As of December 31, 2020, there were 301 shareholders of record of our common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling their shares of our common stock.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Transfer Agent

The transfer agent and registrar for our common stock is Transfer Online, 512 SE Salmon St., Portland, OR 97214, Tel: (503) 227-2950 Fax: (503) 227-6874.

Recent Sales of Unregistered Securities

During the years ended December 31, 2020 and 2019, each of the below transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act, Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

Common Stock

For the Year Ended December 31, 2020

On January 24, 2020, the Company issued Lloyd Spencer 840,000 shares of its common stock with an estimated fair value of $33,600 as per the terms of the Employment Agreement entered into between the Company and Mr. Spencer dated December 4, 2019.

On July 27, 2020, the Company issued a noteholder 2,000,000 shares of common stock in satisfaction of $20,000 principal. The $52,800 excess of the $72,800 fair value of the 2,000,000 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the year ended December 31, 2020.

On August 6, 2020, the Company issued a noteholder 892,592 shares of common stock in satisfaction of $7,000 principal, $726 interest and $1,200 in fees. The $17,852 excess of the $26,778 fair value of the 892,592 shares over the $8,926 liability reduction was charged to loss on conversion of debt in the year ended December 31, 2020.

On August 17, 2020, the Company issued a noteholder 4,000,000 shares of common stock in satisfaction of $40,000 principal. The $20,000 excess of the $60,000 fair value of the 4,000,000 shares over the $40,000 liability reduction was charged to loss on conversion of debt in the year ended December 31, 2020.

On August 18, 2020, the Company issued a noteholder 262,481 shares of common stock as a partial cashless exercise of a warrant.

On September 9, 2020, the Company issued Lloyd Spencer 1,020,000 shares of its common stock with an estimated fair value of $18,768 as per the terms of the Employment Agreement entered into between the Company and Mr. Spencer dated December 4, 2019.

On September 23, 2020, the Company issued a noteholder 4,000,000 shares of common stock in satisfaction of $24,000 principal. The $24,000 excess of the $48,000 fair value of the 4,000,000 shares over the $24,000 liability reduction was charged to loss on conversion of debt in the year ended December 31, 2020.

On December 29, 2020, the Company issued a noteholder 1,769,447 shares of common stock in satisfaction of $16,000 principal, $494 interest and $1,200 in fees. The $23,357 excess of the $41,051 fair value of the 1,769,447 shares over the $17,694 liability reduction was charged to loss on conversion of debt in the year ended December 31, 2020.

On December 30, 2020, the Company issued May Davis Partners Acquisition Company, LLC 10,000,000 shares of its common stock as per the terms of the Services Settlement Agreement entered into between the Company and MD Global Partners, LLC dated November 27, 2020. The $163,000 fair value of the 10,000,000 shares at November 27, 2020 was charged to professional and consulting fees in the year ended December 31, 2020.

For the Year Ended December 31, 2019

None

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this report.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus.

Although the forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in herein and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

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

Deep Green was a full-service waste & recycling company that managed services to and logistics for large commercial properties throughout the continental U.S. The Company served retail malls and shopping centers, multi-family apartment and townhome communities, hospitals, hotels, correctional institutions, office parks and more. Our unique value proposition was in the design and execution of end-to-end waste management programs for our clients. Our programs not only saved money on direct waste disposal, lower administrative costs and equipment costs, but they also provided income from direct recycling rebates. We had a presence in over 30 states across all regions of the United States and served approximately 300 commercial customers.

On August 10, 2017, our majority shareholder and our board of directors approved an amendment to our Articles of Incorporation for the purpose of approving a reverse split of one to one thousand in which each shareholder will be issued one common share in exchange for every one thousand common shares of their currently issued common stock. Prior to approval of the reverse split, we had a total of 99,997,102,862 issued and outstanding shares of common stock, par value $0.0001. On September 27, 2017, the effective date of the reverse split, we had a total of 99,997,102 issued and 90,697,102 outstanding shares of common stock, par value $0.0001. Please see NOTE H - CAPITAL STOCK for further information.

On August 24, 2017, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with St. James Capital Management, LLC. Under the terms of the Agreement, the Company transferred and assigned all of the assets of the Company related to its extreme sports apparel design and manufacturing business in exchange for the assumption of certain liabilities and cancellation of 3,000,000,000 shares of common stock of the Company.

On August 24, 2017, the Company entered into a Merger Agreement (the “Merger Agreement”) with Deep Green Acquisition, LLC, a Georgia limited liability company and wholly owned subsidiary of the Company (“Merger Sub”) and Deep Green Waste and Recycling, LLC, a privately held Georgia limited liability company (“Deep Green Waste”). In connection with the closing of this merger transaction, Merger Sub merged with and into Deep Green Waste (the “Merger”) on August 24, 2017, with the filing of Articles of Merger with the Georgia Secretary of State.

On October 1, 2017, the Company acquired Compaction and Recycling Equipment Inc (CARE), a Portland, Oregon based company that sells and services waste and recycling equipment. The Company purchased 100% of the common stock for $902,700, of which $586,890 was paid in cash at closing and a promissory note was executed in the amount of $315,810. The note pays simple interest at the rate of 7% per annum on the outstanding balance due, amortized over forty-eight months and payable in quarterly installments, with the first payment being due on the first day of the first month following 90 days after closing.

On October 1, 2017, the Company acquired Columbia Financial Services Inc (CFSI), a Portland, Oregon based company that finances the purchases of waste and recycling equipment. Deep Green purchased 100% of the common stock for $597,300, of which $418,110 was paid in cash at closing and a promissory note was executed in the amount of $179,190. The note pays simple interest at the rate of 7% per annum on the outstanding balance due, amortized over forty-eight months and payable in quarterly installments, with the first payment being due on the first day of the first month following 90 days after closing.

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

On February 8, 2021, the Company, through its wholly owned subsidiary DG Research, Inc. (the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with Amwaste, Inc. (the “Seller”). Under the terms of the Agreement, the Buyer has agreed to purchase from the Seller certain assets (the “Assets”) utilized in the Seller’s waste management business located in Glynn County, Georgia. In consideration for the purchase of the Assets, the Buyer shall pay the seller $150,000 and issue the Seller 2,000,000 shares of the Company’s restricted common stock. The Buyer shall remit $50,000 at Closing and shall issue the Seller a Promissory Note (the “Note”) in the amount of $110,000. The Note principal shall be reduced by $10,000 if the Note is paid in full on or before March 8, 2021. The Note is secured by the Assets purchased through the Agreement. The transaction closed on February 11, 2021. At Closing, the Buyer remitted the $50,000 payment. On February 16, 2021, the Company issued the Seller the 2,000,000 shares of restricted common stock.

Results of Operations

Operating Revenues

Since our inception on August 24, 1995, we have generated minimal revenue from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us and risks associated with the implementation of our business strategies.

For the years ended December 31, 2020 and 2019, we generated $- and $- in revenue, respectively.

Operating Expenses and Net Loss

Our operating expenses were $471,991 and $41,403 during fiscal years 2020 and 2019, respectively.

We anticipate that our cost of revenues will increase in 2021 and for the foreseeable future as we expand our operations in the waste and recycling sector.

We incurred $0 and $0 in advertising expenses during fiscal years 2020 and 2019, respectively.

We incurred $149,619 and $0 in officer compensation during fiscal years 2020 and 2019, respectively. The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

The Company’s loss from operations increased to $471,991 for fiscal year 2020 from $41,403 in 2019, an increase of $430,588.

Other Income (Expenses)

Other income (expenses) included derivative liability income, loss on conversions of notes payable and interest expense in the amount of ($260,579) during fiscal year 2020 as compared to ($50,973) during fiscal year 2019, an increase of $209,606. The increase in other income (expenses) in fiscal year 2020 was largely attributable to the loss on conversions of notes payable and increase in interest expense.

Net Income (Loss)

For the fiscal year ended 2020, our net loss increased to ($732,570), as compared to a net loss of ($92,376) for the year ended December 31, 2019, an increase of $640,194. The increase in net loss was largely attributable to the increase in officer compensation, professional and consulting fees and loss on note.

Liquidity and Capital Resources

Working Capital

	Year ended December 31, 2020	Year ended December 31, 2019
Current Assets	757	3,410
Current Liabilities	4,373,037	4,025,359
Working Capital (Deficit)	(4,372,280)	(4,021,949)

At December 31, 2020, the Company had cash of $757 and total current assets of $757 compared with cash of $735 and total current assets of $3,410 at December 31, 2019. The decrease in total current assets is attributable to a decrease in cash at December 31, 2020.

At December 31, 2020, the Company had total current liabilities of $4,373,037 compared to $4,025,359 at December 31, 2019. The increase in total current liabilities was largely attributable to an increase in the current portion of long-term debt, increase in accrued expenses and accrued interest as compared to the year ended December 31, 2019.

The overall working capital deficit increased from $4,021,949 at December 31, 2019 to $4,372,280 at December 31, 2020.

Cash Flows

	Year ended December 31, 2020	Year ended December 31, 2019
Cash Flows from (used in) Operating Activities	(131,453)	(959)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	131,475	-
Net Increase Decrease in Cash During Period	22	(959)

Cashflow from Operating Activities

During the year ended December 31, 2020, the Company used cash of $131,453 in operating activities compared to cash used of $959 from operating activities for the year ended December 31, 2019. The increase in cash used from operating activities was largely attributable to an increase in accrued expenses, accrued interest and loss on conversions of notes payable.

Cashflow from Investing Activities

During the year ended December 31, 2020, the Company used cash of $- in investing activities compared to cash used of $- from investing activities for the year ended December 31, 2019.

Cashflow from Financing Activities

During the year ended December 31, 2020, cash provided by financing activities was $131,475 compared to $- for the year ended December 31, 2019. During the year ended December 31, 2020, the Company received $123,000 from the issuance of notes payable and $8,475 from officer loans.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on our product sales to fund our operations and may require the sale of additional common stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

If we are unable to raise the funds required to fund our operations, we will seek alternative financing through other means, such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Convertible Debentures

a)

On January 13, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Sylios Corp (hereinafter “Sylios”) wherein the Company issued to Sylios a Convertible Promissory Note (the “Note”) in the amount of $23,000 ($3,000 OID). The Note has a term of one (1) year (due on January 13, 2021) and bears interest at 8% annually. As part and parcel of the foregoing transaction, Sylios was issued a warrant granting the holder the right to purchase up to 262,500 shares of the Company’s common stock at an exercise price of $0.04 for a term of 5-years. As part of the Note, the Company executed a Registration Rights Agreement (the “RRA”) dated January 13, 2020. Among other things, the RRA provides for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement. In the event that the Company doesn’t meet the registration requirements provided for in the RRA, the Company is obligated to pay to Sylios certain payments for such failures. The transaction closed on January 16, 2020. In addition, 6,000,000 shares of the Company’s common stock have been reserved at Transfer Online, the Company’s transfer agent, for Sylios for the issuance upon the conversion of the Note into shares of the Company’s common stock. On March 6, 2020, the Company executed an Acknowledgement of the Assignment Agreement (the “Agreement”) entered into between Armada Investment Fund, LLC (“Assignee”) and Sylios Corp (“Assignor”) dated March 6, 2020. Under the terms of the Agreement, the Assignor assigned all of its rights under the Securities Purchase Agreement, Convertible Promissory Note, Stock Purchase Warrant Agreement and Registration Rights Agreement all dated January 13, 2020 issued by the Company to the Assignee. On March 12, 2020, the Company reissued the Assignee a Convertible Promissory Note in the amount of $23,000 and a Stock Purchase Warrant Agreement granting the holder the right to purchase 262,500 shares of common stock at an exercise price of $0.04 for a term of 5-years from the original issue date. Please see NOTE F- CONVERTIBLE NOTES PAYABLE for further information.

b)

On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000).  The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provides for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement. In the event that the Company doesn’t meet the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. Please see NOTE F- CONVERTIBLE NOTES PAYABLE for further information.

Notes in General

The Convertible Notes are convertible into shares of common stock of the Company based upon a discount to the market price. The conversion terms of these Convertible Notes are based upon a discount to the then-prevailing average of the lowest trading bid prices (as described above for each separate note) and, as a result, the lower the stock price at the time the holders convert the Convertible Notes, the more shares of our common stock the holders will receive. The number of shares of common stock issuable upon conversion of these Convertible Notes is indeterminate. If the trading price of our common stock is lower when the conversion price of these Convertible Notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders. In addition, if the holders opt to convert these Convertible Notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and resulting in lower trading prices for our common stock as reported by the OTC Pink Sheets. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

In addition, the number of shares issuable upon conversion of the Convertible Note is potentially limitless. While the overall ownership of each individual Holder at any one moment may be limited to 9.99% of the issued and outstanding shares of our common stock, each holder may be free to sell any shares into the market that have previously been issued to them, thereby enabling them to convert the remaining portion of these Convertible Notes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Green Waste & Recycling, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deep Green Waste & Recycling, Inc. (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Deep Green Waste & Recycling, Inc. as of December 31, 2020 and 2019, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss on conversions of notes payable and accrued interest to common stock – Refer to Note H to the consolidated financial statements

Critical Audit Matter Description

The Company has had outstanding notes payable to lenders which are convertible into Company common stock at conversion prices which are based on the future trading price of the Company’s common stock. In 2020, the Company issued a total of 12,662,039 shares of its common stock pursuant to conversions of an aggregate of $107,000 in principal and $3,620 in accrued interest. The $138,009 excess of the $248,629 fair value of the 12,662,039 shares of common stock at the respective dates of issuance over the $110,620 liability reduction was charged to Loss on Conversions of Notes Payable.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company’s loss on conversions of notes payable and accrued interest to common stock expense included:

(1)	We obtained Company prepared quarterly schedules of all conversions of notes payable and accrued interest to common stock in 2020.

(2)	For the fair value measurements, we agreed the prices used to independent third party sources of closing trading prices of GCAN common stock on the respective issuance dates. We then verified the calculation by multiplying the number of shares issued times the respective closing trading prices for each conversion.

(3)	For the liability reduction amounts, we agreed the principal and accrued interest amounts to Notices of Conversion for each conversion.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 8, 2021

We have served as the Company’s auditor since 2019.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$757	$735
Accounts receivable, net of allowance for doubtful account of $545,420 at December 31, 2020 and $542,745 at December 31, 2019	-	2,675
Total current assets	757	3,410

Property and equipment, net	9,798	20,789
Other assets:
Deposits	5,000	5,000
Total other assets	5,000	5,000

Total assets	$15,555	$29,199

LIABILITIES

Current liabilities:

Current portion of debt	$896,584	$764,359
Convertible notes payable, net of debt discounts of $5,238 and $0 at December 31, 2020 and December 31, 2019, respectively	10,762	-
Accounts payable	2,948,964	2,919,628
Accrued expenses	156,051	78,272
Deferred compensation	86,307	105,325
Accrued interest	162,074	88,924
Customer deposits payable	68,851	68,851
Derivative liability	43,444	-
Total current liabilities	4,373,037	4,025,359

Long-term liabilities
Long-term portion of debt	-	123,750
Total long-term liabilities	-	123,750

Total liabilities	4,373,037	4,149,109

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 250,000,000 shares authorized; 129,836,060 and 105,051,540 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	12,984	10,505
Preferred Stock, $.0001 par value, $1 per share stated value, 2,000,000 shares authorized; 31,000 and 0 shares of Series B Convertible Preferred Stock issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	31,000	-
Additional paid-in capital	3,374,888	2,913,369
Accumulated deficit	(7,776,354)	(7,043,784)

Total stockholders’ deficit	(4,357,482)	(4,119,910)

Total liabilities and stockholders’ deficit	$15,555	$29,199

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

Revenues	$-	$-

Total revenues	-	-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses:
Selling, general and administrative	34,924	20,390
Officer and director compensation (including stock-based compensation of $109,147 and $0, respectively)	149,619	-
Professional and consulting (including stock-based compensation of $163,000 and $0, respectively)	273,781	11,335
Provision for doubtful accounts	2,675	(12,665)
Depreciation and amortization of property and equipment	10,992	22,343
Total operating expenses	471,991	41,403

Operating (loss)	(471,991)	(41,403)

Other income/(expense):
Derivative liability income	76,556	-
Interest expense (including amortization of debt discounts of $116,643 and $0, respectively)	(199,126)	(95,309)
Gain on settlement of accounts payable	-	44,336
Loss on conversions of notes payable	(138,009)	-
Total other income (expense)	(260,579)	(50,973)

Net (loss)	$(732,570)	$(92,376)

Net loss per common share:
Basic and diluted net loss per common share	$(0.01)	$(0.00)
Basic and diluted weighted-average common shares outstanding	110,581,886	105,051,540

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the years ended December 31, 2020 and 2019

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2018	-	-	105,051,540	10,505	$2,913,369	(6,951,408)	(4,027,534)
Net loss for the year ended December 31, 2019	-	-	-	-	-	(92,376)	(92,376)
Balances at December 31, 2019			105,051,540	$10,505	$2,913,369	$(7,043,784)	$(4,119,910)
Issuance of Preferred B stock in satisfaction of deferred compensation	31,000	31,000	-	-	-	-	31,000
Issuance of common stock relating to Officer Employment Agreement	-	-	840,000	84	33,516	-	33,600
Convertible Note Conversions	-	-	12,662,039	1,266	247,364	-	248,630
Warrant Cashless Exercise	-	-	262,481	26	(26)	-	-
Issuance of Common Shares relating to Officer Employment Agreement	-	-	1,020,000	103	18,665	-	18,768
Issuance of common stock to a service provider in connection with Service Settlement Agreement dated November 27, 2020	-	-	10,000,000	1,000	162,000	-	163,000
Net loss for the year ended December 31, 2020	-	-	-	-	-	(732,570)	(732,570)
Balances at December 31, 2020	31,000	31,000	129,836,060	$12,984	$3,374,888	$(7,776,354)	$(4,357,482)

The accompanying notes are an integral part of these statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

OPERATING ACTIVITIES:
Net income (loss) for the period	$(732,570)	$(92,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	10,992	22,343
Provision for doubtful accounts	2,675	(12,665)
Stock-based compensation	272,147	-
Derivative liability income	(76,556)	-
Amortization of debt discounts	116,643	-
Loss on conversions of notes payable	138,009	-
Gain on settlement of accounts payable	-	(44,336)
Changes in operating assets and liabilities:
Accounts receivable	-	12,665
Accounts payable	33,455	53,649
Accrued expenses	21,000	-
Deferred compensation	5,982	7,102
Accrued interest	76,770	52,659
Net cash used in operating activities	(131,453)	(959)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	123,000	-
Loans from officers	8,475	-
Net cash provided by financing activities	131,475	-

NET INCREASE (DECREASE) IN CASH	22	(959)

CASH, BEGINNING OF PERIOD	735	1,694

CASH, END OF PERIOD	$757	$735

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$42,650
Income taxes	$-	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discount	$120,000	$-
Issuance of 25,000 shares, Series B Convertible Preferred Stock in satisfaction of deferred compensation liability	$25,000	$-
Issuance of 6,000 shares, Series B Convertible Preferred Stock in satisfaction of loans payable to officer	$6,000	$-
Conversions of Convertible Notes Payable:
Principal	$107,000	$-
Accrued interest and charges	3,620	-
Total debt satisfied	110,620	-

Fair value of 14,662,039 shares issued to lenders	248,629	-
Loss on conversions of convertible notes payable	$138,009	$-

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

NOTE A – ORGANIZATION

Deep Green Waste & Recycling, Inc. (f/k/a Critic Clothing, Inc.) (“Deep Green”, the “Company”, “we”, “us”, or “our”) was organized as a Nevada Corporation on August 24, 1995 under the name of Evader, Inc. On May 25, 2012, the Company filed its Foreign Profit Corporation Articles of Domestication to change the domicile of the Company from Nevada to Wyoming. On November 4, 2015, the Company filed an Amendment to its Articles of Incorporation to change the name of the Company to Critical Clothing, Inc. and on August 28, 2017 an Amendment was filed to change the Company name to Deep Green Waste & Recycling, Inc.

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

On August 7, 2018, the Company ceased its waste recycling business.

Going forward, the Company’s plan is to obtain additional funding and re-launch its waste and recycling services business. The Company plans to:

●	Provide sustainable waste management services that minimizes costs based on volume and content of waste streams, and methods of disposal, including landfills, transfer stations and recycling centers; and
●	Offer innovative recycling services that significantly reduce the disposal of plastics, electronic wastes, food wastes, and hazardous wastes; and
●	Establish partnerships with innovative universities and companies, and acquire profitable waste and recycling services companies, that can help the Company achieve these objectives; and
●	Attract investment funds who will actively work with the Company to achieve these goals and help the Company grow into a leading waste and recycling services supplier in North America.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Green Waste & Recycling, Inc. (“Deep Green”) and Deep Green’s wholly owned subsidiaries, DGWR, LLC and DG Research, Inc. All inter-company balances and transactions have been eliminated in consolidation.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

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

For the years ended December 31, 2020 and 2019

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2020, the Company has not experienced impairment losses on its long-lived assets.

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

For the years ended December 31, 2020 and 2019

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

For the years ended December 31, 2020 and 2019, we have excluded the shares issuable from the convertible notes payable (see NOTE F) and from the warrants (see NOTE H) from our diluted net loss per share calculation as the effect of their inclusion would be anti-dilutive.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

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

The Company has early adopted ASU 2017-11. As a result, we have not recognized the fair value of the warrants containing down round features as liabilities. Please see NOTE H - CAPITAL STOCK for further information.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company’s financial statements include cash, accounts payable and accrued expenses, accrued interest payable and debt. Unless otherwise disclosed in the notes to the financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of debt approximates fair value as terms approximate those currently available for similar debt instruments.

NOTE C - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	December 31, 2020	December 31, 2019
Software	99,025	99,025
Office equipment	60,974	60,974
Furniture and Fixtures	948	948
Waste and Recycling Equipment	18,800	18,800
Leasehold Improvements	-	2,100
Total	179,747	181,847

Accumulated depreciation and amortization	(169,949)	(161,058)

Net	$9,798	$20,789

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

NOTE D – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	December 31, 2020	December 31, 2019
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,241,043	2,211,707
Credit card obligations	220,306	220,306

Total	$2,948,964	$2,919,628

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

NOTE E – DEBT

Debt consists of the following at:

	December 31, 2020	December 31, 2019
Note payable to Seller of CARE dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	$315,810	$315,810
Note payable to Seller of CFSI dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	179,190	179,190
Claimed amount due to Factor pursuant to Factor’s Notice of Default dated July 31, 2018	387,535	387,535
Short-term capital lease	5,574	5,574
Loans payable to officers, noninterest bearing, due on demand	8,475	-
Total	896,584	888,109
Current portion of debt	(896,584)	(764,359)
Long-term portion of debt	$-	$123,750

(1)	The Company disputes these liabilities based on Seller’s misrepresentations in connection with the sale of CARE and CFSI to Deep Green effective October 1, 2017. The Company has not made any of the payments required under these notes.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

NOTE F – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of:

	December 31, 2020	December 31, 2019
Unsecured Convertible Promissory Note payable to Armada Investment Fund, LLC: Issue date March 12, 2020 – net of unamortized debt discount of $0 and $0 at December 31, 2020 and December 31, 2019, respectively (i)	$-	$-
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date June 23, 2020 – net of unamortized debt discount of $5,238 and $0 at December 31, 2020 and December 31, 2019, respectively (ii)	10,762	-

Total	$10,762	$-

(i)	On March 12, 2020, the Company issued to Armada Investment Fund, LLC (“ARMADA”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Three Thousand and NO/100 Dollars ($23,000). The note bore interest at 8% annually (default interest rate of 18%) and was due on January 13, 2021. The Note was convertible, in whole or in part, at any time and from time to time before maturity (January 13, 2021) at the option of the holder at the Variable Conversion Price, which is equal to the lesser of (i) 60% multiplied by the lowest Trading Price during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 40%) or (ii) 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Among other things, the Registration Rights Agreement (“RRA”) provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay ARMADA certain payments for such failures. As of December 31, 2020, there was no remaining principal or interest due on the Note.

(ii)	On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. As of December 31, 2020, $16,000 principal plus $2,169 interest were due on the Note.

NOTE G - DERIVATIVE LIABILITY

The derivative liability at December 31, 2020 and December 31, 2019 consisted of:

	December 31, 2020	December 31, 2019
Convertible Promissory Note payable to GPL Ventures, LLC. Please see NOTE F – CONVERTIBLE NOTES PAYABLE for further information.	$43,444	$-

Total	$43,444	$-

The above Convertible Promissory Note (the “Notes”) contains a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Note is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion feature as a derivative liability at the issuance date of the Note and charged the applicable amount to debt discount and the remainder to other expense. The increase (decrease) in the fair value of the derivative liability from the issuance date of the Note to the measurement date is charged (credited) to other expense (income).

The fair value of the derivative liability was measured at the respective issuance date and at December 31, 2020 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Note at December 31, 2020 were (1) stock price of $0.0329 per share, (2) conversion price of $0.00906 per share, (3) term of 174 days, (4) expected volatility of 143% and (5) risk free interest rate of 0.09%.

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

At December 31, 2020 and December 31, 2019, there are 0 and 0 shares of Series A issued and outstanding, respectively.

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

If the Corporation shall commence a voluntary case under the U.S. Federal bankruptcy laws or any other applicable bankruptcy, insolvency or similar law, or consent to the entry of an order for relief in an involuntary case under any law or to the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or make an assignment for the benefit of its creditors, or admit in writing its inability to pay its debts generally as they become due, or if a decree or order for relief in respect of the Corporation shall be entered by a court having jurisdiction in the premises in an involuntary case under the U.S. Federal bankruptcy laws or any other applicable bankruptcy, insolvency or similar law resulting in the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, and any such decree or order shall be unstayed and in effect for a period of sixty (60) consecutive days and, on account of any such event, the Corporation shall liquidate, dissolve or wind up, or if the Corporation shall otherwise liquidate, dissolve or wind up, including, but not limited to, the sale or transfer of all or substantially all of the Corporation’s assets in one transaction or in a series of related transactions (a “Liquidation Event”), no distribution shall be made to the holders of any shares of capital stock of the Corporation (other than Senior Securities and Pari Passu Securities) upon liquidation, dissolution or winding up unless prior thereto the Holders of shares of Series B Preferred Stock shall have received the Liquidation Preference (as defined below) with respect to each share. If, upon the occurrence of a Liquidation Event, the assets and funds available for distribution among the Holders of the Series B Preferred Stock and Holders of Pari Passu Securities shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds of the Corporation legally available for distribution to the Series B Preferred Stock and the Pari Passu Securities shall be distributed ratably among such shares in proportion to the ratio that the Liquidation Preference payable on each such share bears to the aggregate Liquidation Preference payable on all such shares.

On January 22, 2020, the Company issued 25,000 shares of Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $25,000 of the Company’s deferred compensation liability to Mr. Edmonds.

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds.

At December 31, 2020 and December 31, 2019, there are 31,000 and 0 Series B shares issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

NOTE H - CAPITAL STOCK (continued)

Common Stock Issuances

For the fiscal years ended December 31, 2020 and 2019, the Company issued and/or sold the following securities:

2020

On January 24, 2020, the Company issued Lloyd Spencer 840,000 shares of its common stock with an estimated fair value of $33,600 as per the terms of the Employment Agreement entered into between the Company and Mr. Spencer dated December 4, 2019.

On July 27, 2020, the Company issued a noteholder 2,000,000 shares of common stock in satisfaction of $20,000 principal. The $52,800 excess of the $72,800 fair value of the 2,000,000 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the year ended December 31, 2020.

On August 6, 2020, the Company issued a noteholder 892,592 shares of common stock in satisfaction of $7,000 principal, $726 interest and $1,200 in fees. The $17,852 excess of the $26,778 fair value of the 892,592 shares over the $8,926 liability reduction was charged to loss on conversion of debt in the year ended December 31, 2020.

On August 17, 2020, the Company issued a noteholder 4,000,000 shares of common stock in satisfaction of $40,000 principal. The $20,000 excess of the $60,000 fair value of the 4,000,000 shares over the $40,000 liability reduction was charged to loss on conversion of debt in the year ended December 31, 2020.

On August 18, 2020, the Company issued a noteholder 262,481 shares of common stock as a partial cashless exercise of a warrant.

On September 9, 2020, the Company issued Lloyd Spencer 1,020,000 shares of its common stock with an estimated fair value of $18,768 as per the terms of the Employment Agreement entered into between the Company and Mr. Spencer dated December 4, 2019.

On September 23, 2020, the Company issued a noteholder 4,000,000 shares of common stock in satisfaction of $24,000 principal. The $24,000 excess of the $48,000 fair value of the 4,000,000 shares over the $24,000 liability reduction was charged to loss on conversion of debt in the year ended December 31, 2020.

On December 29, 2020, the Company issued a noteholder 1,769,447 shares of common stock in satisfaction of $16,000 principal, $494 interest and $1,200 in fees. The $23,357 excess of the $41,051 fair value of the 1,769,447 shares over the $17,694 liability reduction was charged to loss on conversion of debt in the year ended December 31, 2020.

On December 30, 2020, the Company issued May Davis Partners Acquisition Company, LLC 10,000,000 shares of its common stock as per the terms of the Services Settlement Agreement entered into between the Company and MD Global Partners, LLC dated November 27, 2020. The $163,000 fair value of the 10,000,000 shares at November 27, 2020 was charged to professional and consulting fees in the year ended December 31, 2020.

2019

None

The number of common shares authorized with a par value of $0.0001 per share at December 31, 2020 and 2019 is 250,000,000 and 250,000,000, respectively. At December 31, 2020 and 2019, there are 129,836,060 and 105,051,540 shares of common stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

NOTE H - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2018 and 2019	-	6,290,431	6,290,431
Warrants (exercisable at $0.04 per share) issued to an investor in connection with the sale of a $23,000 Convertible Promissory Note on March 12, 2020 (i)	-	262,500	262,500
Warrants expired on June 20, 2020		(5,000,000)	(5,000,000)
Cashless exercise of warrants on August 19, 2020	-	(262,500)	(262,500)
Warrants expired in October 2020	-	(700,000)	(700,000)
Warrants expired in November 2020	-	(510,431)	(510,431)
Balance, December 31, 2020	-	80,000	80,000

(i)	On March 12, 2020, the Company issued to Armada Investment Fund, LLC (“ARMADA”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Three Thousand and NO/100 Dollars ($23,000). On March 6, 2020, ARMADA entered into an Assignment Agreement (the “Agreement”) with Sylios Corp (“Assignor”). Under the terms of the Agreement, the Assignor sold, assigned, conveyed and transferred its interest in the Securities Purchase Agreement, the Convertible Promissory Note (principal amount of $23,000), the Stock Purchase Warrant Agreement (262,500 shares of common stock) and the Registration Rights Agreement entered into by the Assignor and Company, all dated January 13, 2020.

As of December 31, 2020, the Company had 3 warrants issued and outstanding granting the holders the right to purchase up to a total of 80,000 shares of its common stock.

The following table summarizes information about warrants outstanding as of December 31, 2020:

Number Outstanding
At December 31, 2020	Exercise Price	Expiration Date

30,000	$0.175	February 19, 2021
50,000	$0.175	March 16, 2021
80,000

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

NOTE I - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the years ended December 31, 2020 and 2019. The sources of the difference are as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Expected tax at 21%	$(153,840)	$(19,399)
Non-deductible stock-based compensation	57,151	-
Non-taxable derivative liability income	(16,077)	-
Non-deductible loss on conversions of convertible notes payable	28,982	-
Non-deductible amortization of debt discounts	24,495	-
Increase (decrease) in Valuation allowance	59,289	19,399
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2020 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at December 31, 2020 for the years 2001 to 2017 expires in varying amounts from year 2021 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

NOTE J - COMMITMENTS AND CONTINGENCIES

Occupancy

Corporate office

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

Employment and Director Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford will receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) shall remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) shall defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford is eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC hereby granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive has the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. For the year ended December 31, 2020, a total of $19,250 compensation was paid and accrued to Mr. Bradford and expensed under the above employment agreement. As of December 31, 2020, accrued compensation due Mr. Bradford was $10,500. As of December 31, 2020, the deferred compensation balance due Mr. Bradford is $0.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds will receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) shall remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) shall defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds is eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmond’s Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmond’s employment agreement for an additional two-year period. As of December 31, 2020, the deferred compensation balance due Mr. Edmonds is $86,307.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer will receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer shall receive 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company shall issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. On January 24, 2020 and September 9, 2020, 840,000 and 1,020,000 shares, respectively, were issued to Mr. Spencer pursuant to the Employment Agreement and expensed in the amounts of $33,600 and $18,768, respectively. As of December 31, 2020, the number of shares vested and due Mr. Spencer was 850,000 shares and has been expensed in the amount of $16,779. For the year ended December 31, 2020, a total of $69,147 stock compensation was expensed under the above employment agreement. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the year ended December 31, 2020, a total of $19,250 cash compensation was paid and accrued to Mr. Spencer and expensed under the above employment agreement. As of December 31, 2020, the accrued cash compensation due to Mr. Spencer was $10,500.

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2020, the accrued compensation due Mr. Spencer under this agreement was $20,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2020, the accrued compensation due Mr. Edmonds under this agreement was $20,000.

Corporate Finance Engagement

On September 24, 2020, the Company executed a letter agreement with Xnergy Financial LLC (“XFLLC”). The letter agreement provides for XFLLC to be the Company’s exclusive investment bank in connection with the Company’s corporate finance needs. The initial term of the agreement was 90 days and continues for successive 30-day periods unless cancelled by either party by written notice to the other party. The agreement provides for the Company to pay XFLLC success fees equal to 6% of the Transaction Value (as defined) from proceeds of financing. The agreement also provides for the Company to pay XFLLC a compliance fee of $25,000 in three monthly installments of $8,333 commencing September 2020. As of December 31, 2020, accrued compliance fees due XFLLC were $16,667.

Legal

As indicated in NOTE D – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,461,349, which are past due and remain unpaid by Deep Green. Also, Deep Green has not paid any of the required installments due under the two notes payable aggregating $495,000 due the Seller of CARE and CFSI and has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018 (Please see NOTE E – DEBT for further information).

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

NOTE K - GOING CONCERN UNCERTAINITY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of December 31, 2020, we had cash of $757, current assets of $757, current liabilities of $4,373,037 and an accumulated deficit of $7,776,354. For the years ended December 31, 2020 and 2019, we used cash from operating activities of $131,453 and $959, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through April 2022.

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

NOTE L – RELATED PARTY TRANSACTIONS

During the period January 1, 2018 to August 7, 2018 (the date of Deep Green’s cessation of its waste recycling business), Deep Green used an entity controlled by Deep Green’s then Chief Executive Officer as a subcontractor to service certain customers of Deep Green. Charges to cost of revenues from this related party totaled $29,190 for the year ended December 31, 2018. At December 31, 2020 and 2019, Deep Green had an account payable to this entity of $57,600.

NOTE M - SUBSEQUENT EVENTS

Asset Purchase Agreement

On February 8, 2021, the Company, through its wholly owned subsidiary DG Research, Inc. (the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with Amwaste, Inc. (the “Seller”). Under the terms of the Agreement, the Buyer has agreed to purchase from the Seller certain assets (the “Assets”) utilized in the Seller’s waste management business located in Glynn County, Georgia. In consideration for the purchase of the Assets, the Buyer shall pay the seller $150,000 and issue the Seller 2,000,000 shares of the Company’s restricted common stock. The Buyer shall remit $50,000 at Closing and shall issue the Seller a Promissory Note (the “Note”) in the amount of $110,000. The Note principal shall be reduced by $10,000 if the Note is paid in full on or before March 8, 2021. The Note is secured by the Assets purchased through the Agreement. The transaction closed on February 11, 2021. At Closing, the Buyer remitted the $50,000 payment. On February 16, 2021, the Company issued the Seller the 2,000,000 shares of restricted common stock.

Issuance of Convertible Notes

On February 5, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Seventy-Five Thousand and NO/100 Dollars ($75,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (February 5, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on February 10, 2021.

On February 5, 2021, the Company issued Quick Capital, LLC (“Quick”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Five Thousand and NO/100 Dollars ($25,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (February 5, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and Quick also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay Quick certain payments for such failures. The transaction closed on February 12, 2021.

On March 2, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Fifty Thousand and NO/100 Dollars ($50,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (March 2, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on March 9, 2021.

Issuance of Common Stock

On February 17, 2021, the Company issued Lloyd Spencer (Company CEO) 1,616,379 restricted shares of its common stock (850,000 shares vested from August 2020 to December 2020 pursuant to the Employment Agreement dated December 4, 2019 and 766,379 shares vested in 2020 pursuant to the Board of Directors Services Agreement dated January 9, 2020). Please see NOTE J - COMMITMENTS AND CONTINGENCIES for further information.

On February 17, 2021, the Company issued Bill Edmonds (Company CFO) 766,379 restricted shares of its common stock which vested in 2020 pursuant to the Board of Directors Services Agreement dated January 9, 2020. Please see NOTE J - COMMITMENTS AND CONTINGENCIES for further information.

On March 19, 2021, the Company issued 750,000 restricted shares of its common stock to a consultant for services rendered.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our Company through the date of this Form 10-K. Michael T. Studer CPA P.C has audited our financial statements for the years ended December 31, 2020 and 2019.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO has concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2020, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process
-	Lack of independent directors
-	Lack of proper segregation of duties

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2020, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

Name	Age	Position and Term
Lloyd Spencer	64	President, Chief Executive Officer and Director (Since 2019)
Bill Edmonds	53	Interim Chief Financial Officer and Chairman of the Board
David Bradford	73	Chief Operating Officer

Lloyd Spencer- President and Chief Executive Officer- Since December 2019, Lloyd Spencer has served as the Company’s President, Chief Executive Officer, Secretary, and as a member of the Company’s Board of Directors. From 2017 to 2019, Mr. Spencer served as Corporate Secretary of TraqIQ, Inc. From 2004 through 2016, Mr. Spencer served as Chairman and President of CoroWare, Inc. From 2002 to 2004, Mr. Spencer was Vice President of Sales at Planet Technologies, a systems integration company based in Germantown, MD. From 1996 to 2002, Mr. Spencer was Solutions Unit Manager and Group Product Manager at Microsoft in Redmond, Washington. Prior to Microsoft, Mr. Spencer served as Assistant Vice-President and Business Unit Manager at Newbridge Networks; and Product Line Manager at Sun Microsystems. Mr. Spencer began his career as a software development engineer at Hewlett-Packard Corporation in Cupertino, California. Mr. Spencer received his Bachelor of Science degree from Cornell University in 1980 with a major in Biology and Animal Science and with an emphasis in Immunogenetics.

Bill Edmonds- Interim Chief Financial Officer and Chairman of the Board- Bill Edmonds is the Chairman of the Board of Directors and serves as Interim Chief Financial Officer of Deep Green Waste & Recycling. He was the President of Deep Green Waste & Recycling, Inc from 2017 through 2019 and President of Deep Green Waste & Recycling, LLC from 2011 to 2017. Bill also served as President and Chief Financial Officer of Compaction and Recycling Equipment Inc. (CARE) and Columbia Financial Services Inc. (CFSI), from 2018 to 2020. Before starting Deep Green Waste & Recycling, Bill served as CFO and VP of Operations at International Environmental Management (IEM), a waste & recycling business that was focused exclusively on retail mall businesses. Prior to IEM, Bill spent several years in telecommunications in various leadership positions. Mr. Edmonds has an extensive background in Finance and is a CPA. He graduated from Georgia Tech University with a Bachelor of Science degree, and Emory University with an Executive Masters of Business Administration degree.

David Bradford- Chief Operating Officer- David Bradford serves as the Chief Operating Officer of Deep Green Waste & Recycling and is responsible for implementing acquisitions and improving operations. Mr. Bradford has served as the Company’s Chief Operating Officer since January 2016 and served as the interim Chief Executive Officer from 2019 through December 2019. Mr. Bradford devoted the majority of his senior management career to the telecommunications industry. From 1977 through 1987, Mr. Bradford served in executive positions at the Chicago Tribune’s broadcast and cable television divisions. Positions included Vice President and General Manager for Tribune Cable Communications, Vice President of Operations for WGN Electronic Systems, and Director of Strategic Planning for Tribune Cable and subsidiaries. At Tribune Cable, Mr. Bradford helped grow the company from a small 2,000 subscriber property to a major multiple system operator managing over 300,000 customers nationwide. Mr. Bradford brings three decades of successful customer based operating experience to the team as well as many years of participation, guidance, and oversight in numerous debt and equity financings, acquisitions, and strategic restructuring.

Family Relationships

There are no family relationships among the directors and executive officers.

Conflicts of Interest

We believe that our current officer and director will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Spencer, Edmonds and Bradford have not been the subject of the following events:

A.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

B.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

C.	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

	1.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
	2.	Engaging in any type of business practice; or
	3.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

D.	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

E.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

F.	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

G.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	1.	Any Federal or State securities or commodities law or regulation; or
	2.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or
	3.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

H.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its board of directors. All current members of the board of directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

We do not have an audit committee financial expert because we believe the costs related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

We intend to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to our board of directors the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in our opinion, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 on our Form S-1 Registration Statement as filed with the Securities and Exchange Commission on March 18, 2020.

Disclosure Committee and Charter

We do not have a disclosure committee and disclosure committee charter. We plan to establish a Disclosure Committee and will operate under a charter. The purpose of a disclosure committee would be to provide assistance to the Principal Executive Officer and the Principal Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. SEC regulations require us to identify in this Annual Report anyone who filed a required report late or failed to file a required report. Based on our review of forms we received, we believe that during 2020 all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid by us to our officers during the last two fiscal years ended December 31, 2020 and 2019. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

		(a)	(b)	(c)	(d)(5)			(e)

Lloyd Spencer- President, Chief Executive Officer, Secretary, Director (4)(5)	2020	19,250	0	51,466	0	0	0	0	70,716
	2019	0	0	0	0	0	0	0	0

Bill Edmonds- Interim Financial Officer, Chairman of the Board (1)(2)(5)	2020	0	0	0	0	0	0	0	0
	2019	6,886	0	0	0	0	0	0	6,886

David Bradford- Chief Operating Officer (1)(3)(5)	2020	19,250	0	0	0	0	0	0	19,250
	2019	217	0	0	0	0	0	0	217

(1)	Messrs. Edmonds and Bradford entered into 5-year employment agreements with Deep Green Waste and Recycling, LLC on January 1, 2016, which were assigned and assumed by Deep Green Waste and Recycling, Inc. on August 24, 2017 following the closing of the Purchase and Conveyance Agreement between the Company and Deep Green Waste and Recycling, LLC.

(2)	On January 1, 2016, the Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds will receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) shall remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) shall defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds is eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,00000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmond’s Agreement. On December 31, 2020, the Company extended Mr. Edmond’s employment agreement for an additional two-year period.

(3)	On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford will receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) shall remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) shall defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford is eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC hereby granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive has the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period.

(4)	On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer will receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer shall receive 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company shall issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve.

(5)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in the Notes to Financial Statements included in this Annual Report on Form 10-K.

(a)	Accrued salary and salary paid.

(b)	Accrued bonus to employee for execution of employment agreement.

(c)	Delivery of common stock to employee for execution of employment agreements.

(d)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.

(e)	Equity compensation received as a Director of the Company.

The following table sets forth the compensation paid by us to our officers during the last two fiscal years ended December 31, 2020 and 2019. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by or paid to our named executive officers.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

Options/SARS Grants During Last Fiscal Year

None.

Directors’ Compensation

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2020, the accrued compensation due Mr. Spencer under this agreement was $20,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2020, the accrued compensation due Mr. Edmonds under this agreement was $20,000.

Please see NOTE J- COMMITMENTS AND CONTINGENCIES for further information.

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the years ended December 31, 2020 and 2019.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lloyd Spencer (1)	2020	$20,000		-	-	-	-	$20,000
	2019	-	-	-	-	-	-	-

Bill Edmonds (2)	2020	$20,000		-	-	-	-	$20,000
	2019	-	-	-	-	-	-	-

(1)	Mr. Spencer’s director’s compensation was accrued during the year ended December 31, 2020.

(2)	Mr. Edmond’s director’s compensation was accrued during the year ended December 31, 2020.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period January 1, 2018 to August 7, 2018 (the date of Deep Green’s cessation of its waste recycling business), Deep Green used an entity controlled by Deep Green’s then Chief Executive Officer as a subcontractor to service certain customers of Deep Green. Charges to cost of revenues from this related party totaled $29,190 for the year ended December 31, 2018. At December 31, 2020 and December 31, 2019, Deep Green had an account payable to this entity of $57,600 and $57,600, respectively.

Director Independence

Our Board of Directors will periodically review relationships that directors have with the Company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations and the Nasdaq listing rules. In this latter regard, the Board of Directors will use the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only. It should be understood that, as a corporation whose shares are not listed for trading on any securities exchange, our Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

As of the date of this Form 10-K, the Board of Directors has determined that the Company does not have any independent directors within the meaning of the Nasdaq listing rule cited above.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock as of April 6, 2021 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement, or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

The percentage of beneficial ownership is based on 134,968,818 shares of our Common Stock outstanding as of April 6, 2021 and excludes:

●	80,000 shares of common stock issuable upon the exercise of three warrants issued in connection with the sale of three Promissory Notes in 2018; and
●	An indeterminate number of shares of common stock to be issued upon conversion of the Company’s 31,000 shares of Series B Convertible Preferred stock.

	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner (1)	Owned	Common Stock (2)
Lloyd Spencer (3)(4)	2,636,379	1.95%
Bill Edmonds (5)(6)	62,544,714	46.34%
David Bradford (7)(8)	9,807,041	7.27%

Officers and Directors as a Group	74,988,134	55.56%
Five Percent Beneficial Owners:
May Davis Partners Acquisition Company, LLC (9)(10)	10,000,000	7.41%
David Smith (11)(12)	6,955,934	5.15%

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 6, 2021 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on April 6, 2021, and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 6, 2021.

(2)	The number of common shares outstanding used in computing the percentages is 134,968,818.

(3)	Included within Lloyd Spencer’s beneficial ownership includes 1,870,000 shares of common stock issued to Mr. Spencer as per the terms of the Employment Agreement dated December 4, 2019 and 766,379 shares issued pursuant to the Board of Directors Services Agreement dated January 9, 2020.

(4)	The address for Mr. Spencer is 13110 NE 177th Place, Suite 293, Woodinville, WA 98072

(5)	Included within Bill Edmonds’ beneficial ownership includes 61,778,335 shares of common stock issued to Mr. Edmonds in exchange for membership units held by Mr. Edmonds, issued by Deep Green Waste & Recycling, LLC, in the Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 and 766,379 shares issued pursuant to the Board of Directors Services Agreement dated January 9, 2020.

(6)	The address for Mr. Edmonds is 13110 NE 177th Place, Suite 293, Woodinville, WA 98072.

(7)	Included within David Bradford’s beneficial ownership includes 9,807,041 shares of common stock issued to Mr. Bradford in exchange for membership units held by Mr. Bradford, issued by Deep Green Waste & Recycling, LLC, in the Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017.

(8)	The address for Mr. Bradford is 13110 NE 177th Place, Suite 293, Woodinville, WA 98072.

(9)

Included within the beneficial ownership for May Davis Partners Acquisition Company, LLC is 10,000,000 shares of common stock issued in connection with a Services Settlement Agreement dated November 27, 2020.

(10)	The address for May Davis Partners Acquisition Company, LLC is 2 Park Ave, Suite 2, New York, NY 10016. Owen May is the principal of May Davis Partners Acquisition Company, LLC.

(11)

Included within David Smith’s beneficial ownership includes 3,001,350 shares of common stock issued to Mr. Smith in exchange for membership units held by Mr. Smith, issued by Deep Green Waste & Recycling, LLC, in the Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, 2,436,067 shares of common stock issued as per the terms of the Debt Conversion Agreement dated November 30, 2017 and 1,518,517 shares of common stock held in the name of the David Smith Trust issued as per the terms of the Debt Conversion Agreement dated November 30, 2017.

(12)	The address for Mr. Smith and the David Smith Trust is 550 Brayford Way, Suwanee, GA 30024.

	Series B Preferred Stock	Percentage of
	Beneficially	Series B
Name of Beneficial Owner	Owned (1)	Preferred Stock (2)
Bill Edmonds (3)	31,000	100.00%

Total	31,000	100.00%

(1)	The holders of the Series B, shall not be entitled to receive dividends, nor shall dividends be paid on common stock or any other Series of Preferred Stock while Series B shares are outstanding. The holders of Series B shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company. The holders of the Series B shall be entitled to twenty thousand (20,000) votes per one share of Series B held. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series B Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the following conversion feature: the Conversion Price for each share of Series B Preferred Stock in effect on any Conversion Date shall be (i) eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the NASD OTC Bulletin Board, as reported on Bloomberg, L.P. Any conversion shall be for a minimum Stated Value of $500.00 of Series B shares.

(2)	The number of Series B Preferred shares outstanding used in computing the percentage is 31,000.

(3)	The address for Bill Edmonds is 13110 NE 177th Place, Suite 293, Woodinville, WA 98072.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Michael T. Studer CPA P.C has audited our financial statements for the years ended December 31, 2019 and 2018.

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2020	$30,000	Michael T. Studer CPA, P.C.
2019	$20,000	Michael T. Studer CPA, P.C.

2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2020	$0	Michael T. Studer CPA, P.C.
2019	$0	Michael T. Studer CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2020	$0	Michael T. Studer CPA, P.C.
2019	$0	Michael T. Studer CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2020	$0	Michael T. Studer CPA, P.C.
2019	$0	Michael T. Studer CPA, P.C.

5) During the fiscal year ending December 31, 2019 and as of the date of this report, the Company does not maintain an audit committee and therefore does not have an audit committee pre-approval policy in place.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

No.	Description
2.1	Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.2	Articles of Merger of Deep Green Acquisition, LLC and Deep Green Waste & Recycling, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.3	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.4	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Columbia Financial services, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with St. James Capital Management, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.6	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with Mirabile Corporate Holdings, Inc. dated August 7, 2018 (previously filed with Form S-1 on March 18, 2020)
3.1	Articles of Incorporation Evader, Inc. dated August 24, 1995 (previously filed with Form S-1 on March 18, 2020)
3.2	Certificate of Correction for Evader, Inc. dated December 28, 2005 (previously filed with Form S-1 on March 18, 2020)
3.3	Certificate of Designation of Series A Preferred Stock dated July 18, 2010 (previously filed with Form S-1 on March 18, 2020)
3.4	Articles of Conversion of Evader, Inc., Inc. dated April 25, 2012 effective May 25, 2012 (previously filed with Form S-1 on March 18, 2020)
3.5	Restated Certificate of Incorporation of Evader, Inc., Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.6	Bylaws of Evader, Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.7	Amendment to Articles of Incorporation of Evader, Inc. dated July 24, 2014 (previously filed with Form S-1 on March 18, 2020)
3.8	Amendment to Articles of Incorporation of Evader, Inc. dated August 14, 2014 (previously filed with Form S-1 on March 18, 2020)
3.9	Amendment to Articles of Incorporation of Evader, Inc. dated December 8, 2014 (previously filed with Form S-1 on March 18, 2020)
3.10	Amendment to Articles of Incorporation of Evader, Inc. dated August 13, 2015 (previously filed with Form S-1 on March 18, 2020)
3.11	Amendment to Articles of Incorporation of Evader, Inc. dated July 20, 2017 (name change to Critical Clothing, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.12	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
3.13	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated November 6, 2017 (name change to Deep Green Waste & Recycling, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.14	Certificate of Designation Series B Convertible Preferred Stock dated January 22, 2020 (previously filed with Form S-1 on March 18, 2020)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on March 18, 2020)
5.1	Legal Opinion of McMurdo Law Group, LLC (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.1	Board of Directors Services Agreement with Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.2	Board of Directors Services Agreement with Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.3	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.4	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.5	Employment Agreement between Deep Green Waste & Recycling, Inc. and Lloyd Spencer dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.6	Employment Agreement between Deep Green Waste & Recycling, LLC and David Bradford dated January 1, 2016 (previously filed with Form S-1 on March 18, 2020)
10.7	Employment Agreement between Deep Green Waste & Recycling, LLC and Bill Edmonds dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.8	Employment Agreement between Deep Green Waste & Recycling, Inc. and Josh Beckham dated February 5, 2018 (previously filed with Form S-1 on March 18, 2020)
10.9	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with David Bradford dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.10	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with Bill Edmonds dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.11	Consulting Agreement between Deep Green Waste & Recycling, Inc. and Sylios Corp dated December 16, 2019 (previously filed with Form S-1 on March 18, 2020)
10.12	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.13	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.14	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)

10.15	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.16	Acknowledgement of Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.17	Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.18	Convertible Promissory Note between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.19	Common Stock Purchase Warrant Agreement between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.20	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CFSI acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.21	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CARE acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.22	Notice of Default submitted by AEC Yield Capital, LLC dated July 31, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.23	Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated December 16, 2016 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.24	First Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated January 26, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.25	Second Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.26	Third Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.27	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and C Alvin Roberds, Jr. dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.28	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and C Alvin Roberds, Jr. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.29	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Mary Williams dated February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.30	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Mary Williams. dated as of February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.31	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Ellen Bailey dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.32	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Ellen Bailey. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.33	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.34	Registration Rights Agreement between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on March 18, 2020)
21.1	Certificate of Organization of Deep Green Waste & Recycling, LLC dated August 2, 2011 (previously filed with Form S-1 on March 18, 2020)
21.2	Articles of Incorporation of Jetty Enterprises, Inc. dated November 4, 1987 (previously filed with Form S-1 on March 18, 2020)
21.3	Amendment to Articles of Incorporation for Jetty Enterprises, Inc. dated May 21, 2993 (name change to Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
21.4	Articles of Incorporation for Columbia Financial Services, Inc. dated October 3, 1988 (previously filed with Form S-1 on March 18, 2020)
23.1	Consent of McMurdo Law Group, LLC (Please see Exhibit 5.1 Legal Opinion of McMurdo Law Group, LLC)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Graphic	Corporate logo- Deep Green Waste & Recycling, Inc.

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of April 2021.

DEEP GREEN WASTE & RECYCLING, INC.
(the “Registrant”)

BY:	/s/ Lloyd Spencer
Lloyd Spencer
President (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lloyd Spencer	Chief Executive Officer and Director	April 8, 2021
Lloyd Spencer	(Principal Executive Officer)

/s/ Bill Edmonds	Chief Financial Officer and Chairman of the Board of Directors	April 8, 2021
Bill Edmonds

/s/ David Bradford	Chief Operating Officer	April 8, 2021
David Bradford

-40-