Form 10-Q
period 2021-03-31
Deep Green Waste & Recycling, Inc.
filed 2021-05-24
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 24, 2021, there were 134,968,818 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

3

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$46,350	$757
Accounts receivable, net of allowance for doubtful accounts of $545,420 at March 31, 2021 and $545,420 at December 31, 2020	5,826	-
Total current assets	52,176	757

Property and equipment, net	153,920	9,798
Intangible assets, net	106,133	-
Deposit	5,000	5,000
Other assets	11,860
Total other assets	276,913	5,000
Total assets	$329,089	$15,555

LIABILITIES

Current liabilities:
Current portion of debt	$1,011,914	$896,584
Convertible notes payable, net of debt discounts of $134,914 and $5,238 at March 31, 2021 and December 31, 2020, respectively	31,086	10,762
Accounts payable	2,954,238	2,948,964
Accrued expenses	145,062	156,051
Deferred compensation	86,307	86,307
Accrued interest	180,242	162,074
Customer deposits payable	68,851	68,851
Derivative liability	351,380	43,444
Total current liabilities	4,829,080	4,373,037

Long-term liabilities:
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	4,829,080	4,373,037

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 250,000,000 shares authorized; 134,968,818 and 129,836,060 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$13,497	$12,984
Preferred Stock, $.0001 par value, $1 per share stated value, 2,000,000 shares authorized; 31,000 and 31,000 shares of Series B Convertible Preferred Stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	31,000	31,000
Additional paid-in capital	3,560,004	3,374,888
Accumulated deficit	(8,104,492)	(7,776,354)

Total stockholders’ deficit	(4,499,991)	(4,357,482)

Total liabilities and stockholders’ deficit	$329,089	$15,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2021 and 2020
(Unaudited)

	March 31, 2021	March 31, 2020

Revenues	$24,837	$-

Total revenues	24,837	-

Cost of revenues	7,021	-

Gross margin	17,816	-

Operating expenses:
Selling, general and administrative	26,810	1,156
Officers and directors’ compensation (including stock-based compensation of $24,790 and $33,600, respectively)	45,790	43,600
Professional and consulting (including stock-based compensation of $29,850 and $0, respectively)	67,250	43,616
Provision for doubtful accounts	-	2,675
Depreciation and amortization	9,675	3,004
Total operating expenses	149,525	94,051

Operating (loss)	(131,709)	(94,051)

Other income/(expense):
Derivative liability expense	(157,936)	(12,703)
Interest expense (including amortization of debt discounts of $20,324 and $4,892, respectively)	(38,493)	(24,802)
Total other income/(expense)	(196,429)	(37,505)

Net (loss)	$(328,138)	$(131,556)

Net loss per common share:
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted-average common shares outstanding	132,000,792	105,670,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Unaudited)

For the three months ended March 31, 2021:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2020	31,000	$31,000	129,836,060	$12,984	$3,374,888	$(7,776,354)	$(4,357,482)
Issuance of common stock for consulting services	-	-	750,000	75	29,775	-	29,850
Issuance of common stock to directors for accrued compensation	-	-	2,382,758	238	56,541	-	56,779
Issuance of common stock for Amwaste asset purchase			2,000,000	200	98,800	-	99,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(328,138)	(328,138)
Balances at March 31, 2021	31,000	$31,000	134,968,818	$13,497	$3,560,004	$(8,104,492)	$(4,499,991)

For the three months ended March 31, 2020:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2019	-	$-	105,051,540	$10,505	$2,913,369	$(7,043,784)	$(4,119,910)
Issuance of Preferred B stock in satisfaction of deferred compensation	25,000	25,000	-	-	-	-	25,000
Issuance of common stock to an officer for services	-	-	840,000	84	33,516	-	33,600
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(131,556)	(131,556)
Balances at March 31, 2020	25,000	$25,000	105,891,540	$10,589	$2,946,885	$(7,175,340)	$(4,192,866)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2021 and 2020

(Unaudited)

	March 31, 2021	March 31, 2020

OPERATING ACTIVITIES:
Net income (loss) for the period	$(328,138)	$(131,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,675	3,004
Provision for doubtful accounts	-	2,675
Amortization of debt discounts	20,324	4,892
Derivative liability expense	157,936	12,703
Stock-based compensation	29,850	33,600
Changes in operating assets and liabilities:
Accounts receivable	(5,826)	-
Other assets	(11,860)	-
Accounts payable	4,344	21,500
Accrued expenses	45,790	10,000
Deferred compensation	-	1,854
Accrued interest	18,168	18,056
Net cash used in operating activities	(59,737)	(23,272)

INVESTING ACTIVITIES:
Purchase of Amwaste Assets	(50,000)	-
Net cash used in investing activities	(50,000)	-

FINANCING ACTIVITIES:

Proceeds from convertible notes	150,000	20,000
Proceeds from other debt - net	5,330	3,400
Net cash provided by financing activities	155,330	23,400

NET INCREASE (DECREASE) IN CASH	45,593	128

CASH, BEGINNING OF PERIOD	757	735

CASH, END OF PERIOD	$46,350	$863

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discounts	$150,000	$20,000
Issuance of 25,000 shares, Series B Convertible Preferred Stock in satisfaction of deferred compensation liability	$-	$25,000
Issuance of common stock to directors for accrued compensation	$56,779	$-
Issuance of common stock and note payable to Seller of Amwaste, Inc. assets
Common stock	$99,000	$-
Note payable	110,000	-
Total	$209,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020 (Unaudited)

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

In the quarterly period ended March 31, 2021, the Company re-launched its waste and recycling services operation and has begun to re-engage with customers, waste haulers and recycling centers, which are critical elements of its historically successful business model: designing and managing waste programs for commercial and institutional properties for cost savings, ease of operation, and minimal administrative stress for its clients.

Asset Purchase Agreement

On February 8, 2021, the Company, through its wholly owned subsidiary DG Research, Inc. (the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with Amwaste, Inc. (the “Seller”). Under the terms of the Agreement, the Buyer agreed to purchase from the Seller certain assets (the “Assets”) utilized in the Seller’s waste management business located in Glynn County, Georgia. In consideration for the purchase of the Assets, the Buyer paid the seller $160,000 and issued the Seller 2,000,000 shares of the Company’s restricted common stock. The Buyer remitted $50,000 at Closing and issued the Seller a Promissory Note (the “Note”) in the amount of $110,000. The Note is secured by the Assets purchased through the Agreement. The transaction closed on February 11, 2021.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE A – ORGANIZATION (continued)

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

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have limited current business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of our lack of resources and our inability to provide a prospective business opportunity with significant capital.

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Green Waste & Recycling, Inc. (“Deep Green”), DGWR, LLC and Deep Green’s wholly owned subsidiary, DG Research, Inc. All inter-company balances and transactions have been eliminated in consolidation.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2021 and December 31, 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the three months ended March 31, 2021 and 2020

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through March 31, 2021, the Company has not experienced impairment losses on its long-lived assets.

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

For the three months ended March 31, 2021 and 2020

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

For the periods presented, we have excluded the shares issuable from the convertible notes payable (see NOTE G and NOTE H) and the warrants (see NOTE I) from our diluted net loss per share calculation as the effect of their inclusion would be anti-dilutive.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which has superseded nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than was required under prior U.S. GAAP. We adopted ASU 2014-09 effective January 1, 2018. ASU 2014-09 has not had any significant effect on our Financial statements for the periods presented.

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

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance was effective for annual periods beginning after December 15, 2018; early adoption was permitted.

The Company early adopted ASU 2017-11. As a result, we have not recognized the fair value of the warrants containing down round features as liabilities. Please see NOTE I - CAPITAL STOCK for further information.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE C - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	March 31, 2021 (Unaudited)	December 31, 2020
Trucks	$57,750	$-
Containers	92,250	-
Software	99,025	99,025
Office equipment	60,974	60,974
Furniture and Fixtures	948	948
Waste and Recycling Equipment	19,731	18,800
Leasehold Improvements	-	2,100
Total	330,678	181,847
Accumulated depreciation and amortization	(176,758)	(161,058)

Net	$153,920	$20,789

NOTE D – INTANGIBLE ASSETS

Intangible assets consist of the following at:

	March 31, 2021 (Unaudited)	December 31, 2020
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	$109,000	$-
Total	109,000	-
Accumulated amortization	(2,867)	-

Net	$106,133	$-

The customer list and covenant not to compete is being amortized using the straight-line method over their estimated useful life of five years. For the three months ended March 31, 2021 and 2020, amortization of intangible assets expense was $2,867 and $0, respectively.

At March 31, 2021, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2021	$16,350
2022	21,800
2023	21,800
2024	21,800
2025	21,800
Thereafter	2,583
Total	$106,133

NOTE E – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	March 31, 2021 (Unaudited)	December 31, 2020
August 1, 2018 Default Judgment payable to Ohio vendor	$37,536	$37,536
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,241,613	2,207,003
Credit card obligations	220,306	220,306

Total	$2,954,238	$2,919,628

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE F – DEBT

Debt consists of the following at:

	March 31, 2021 (Unaudited)	December 31, 2020
Note payable to Seller of CARE dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	$315,810	$315,810
Note payable to Seller of CFSI dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	179,190	179,190
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	387,535	387,535
Note payable to Seller of Amwaste, Inc. assets dated February 10, 2021 (repaid April 9, 2021)	110,000	-
Short-term capital lease- 5 compactor leases (in technical default)	5,574	5,574
Loans payable to officers and directors, non-interest bearing, due on demand	5,480	-
Other	8,325	8,475
Total	1,011,914	896,584
Current portion of debt	(1,011,914)	(896,584)
Long-term portion of debt	$-	$-

(1)	The Company disputes these liabilities based on Seller’s misrepresentations in connection with the sale of CARE and CFSI to Deep Green effective October 1, 2017. The Company has not made any of the payments required under these notes.

NOTE G – CONVERTIBLE NOTES PAYABLE

Convertible Note Payables consist of:

	March 31, 2021 (Unaudited)	December 31, 2020
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date June 23, 2020 – net of unamortized debt discount of $3,682 and $5,238 at March 31, 2021 and December 31, 2020, respectively (i)	$12,318	$10,762
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date February 5, 2021 – net of unamortized debt discount of $63,904 and $0 at March 31, 2021 and December 31, 2020, respectively (ii)	11,096	-
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date February 5, 2021 – net of unamortized debt discount of $21,301 and $0 at March 31, 2021 and December 31, 2020, respectively (iii)	3,699	-
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date March 2, 2021 – net of unamortized debt discount of $46,027 and $0 at March 31, 2021 and December 31, 2020, respectively (iv)	3,973	-
Total	$31,086	$10,762

(i)	On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. As of March 31, 2021, $16,000 principal plus $2,569 interest were due.

(ii)	On February 5, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Seventy-Five Thousand and NO/100 Dollars ($75,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (February 5, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on February 10, 2021. As of March 31, 2021, $75,000 principal plus $1,007 interest were due.

(iii)	On February 5, 2021, the Company issued Quick Capital, LLC (“Quick”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Five Thousand and NO/100 Dollars ($25,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (February 5, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and Quick also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay Quick certain payments for such failures. The transaction closed on February 12, 2021. As of March 31, 2021, $25,000 principal plus $322 interest were due.

(iv)	On March 2, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Fifty Thousand and NO/100 Dollars ($50,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (March 2, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on March 9, 2021. As of March 31, 2021, $50,000 principal plus $301 interest were due.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE H - DERIVATIVE LIABILITY

The derivative liability at March 31, 2021 and December 31, 2020 consisted of:

	March 31, 2021 (Unaudited)	December 31, 2020
Convertible Promissory Notes payable to GPL Ventures, LLC. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.	$298,130	$43,444
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.	53,250	-

Total	$351,380	$43,444

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

The fair value of the derivative liability was measured at the respective issuance date, at March 31, 2021 and December 31, 2020 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes, (i) at March 31, 2021 were (1) stock price of $0.029 per share, (2) conversion price of $0.01 per share, (3) terms of 84-336 days, (4) expected volatility of 143% and (5) risk free interest rates of 0.03%-0.07%, and (ii) at December 31, 2020 were (1) stock price of $0.0329 per share, (2) conversion price of $0.00906 per share, (3) term of 174 days, (4) expected volatility of 143% and (5) risk free interest rate of 0.09%.

NOTE I - CAPITAL STOCK

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

At March 31, 2021 and December 31, 2020, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

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

At March 31, 2021 and December 31, 2020, there were 31,000 and 31,000 shares of Series B Preferred Stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

Common Stock and Preferred Stock Issuances

For the three months ended March 31, 2021 and fiscal year ended December 31, 2020, the Company issued and/or sold the following securities:

Common Stock

For the three months ended March 31, 2021

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

On February 16, 2021, the Company issued 2,000,000 shares of its common stock to the Seller of the AmWaste assets as per the terms of the Asset Purchase Agreement.

For the twelve months ended December 31, 2020

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

The number of common shares authorized with a par value of $0.0001 per share at March 31, 2021 and December 31, 2020 is 250,000,000 and 250,000,000, respectively. At March 31, 2021 and December 31, 2020, there are 134,968,818 and 129,836,060 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the three months ended March 31, 2021

None

For the twelve months ended December 31, 2020

On January 22, 2020, the Company issued 25,000 shares of Series B Preferred Stock to Bill Edmonds in satisfaction of $25,000 of the Company’s deferred compensation liability to Mr. Edmonds.

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds.

The number of preferred shares authorized with a par value of $0.0001 per share at March 31, 2021 and December 31, 2020 is 2,000,000 and 2,000,000, respectively. At March 31, 2021 and December 31, 2020, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2020	-	80,000	80,000
Warrants expired on February 19, 2021	-	(30,000)	(30,000)
Warrants expired on March 16, 2021	-	(50,000)	(50,000)
Balance, March 31, 2021	-	-	-

As of March 31, 2021, the Company had 0 warrants issued and outstanding.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE J - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the difference are as follows:

	Three Months Ended
	March 31, 2021 (Unaudited)	March 31, 2020 (Unaudited)
Expected tax at 21%	$(68,909)	$(27,627)
Non-deductible stock-based compensation	11,474	-
Non-deductible derivative liability expense	33,167	2,668
Non-deductible amortization of debt discounts	4,268	1,027
Non-deductible loss on conversions of convertible notes payable	-	-
Increase (decrease) in Valuation allowance	20,000	23,932
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of March 31, 2021 and December 31, 2020 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2021 and December 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at March 31, 2021 for the years 2001 to 2017 expires in varying amounts from year 2021 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES

Occupancy

On December 6, 2019, the Company entered into a rental agreement for a facility located at 13110 NE 177th Place, #293, Woodinville, WA 98072. The rental was for a term of one quarter with a quarterly rental rate of $70 and continues on a month-to-month basis. The Company anticipates that it will need to lease additional space as its business plan develops.

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford will receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) shall remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) shall defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford is eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC hereby granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive has the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan (ISP), the LLC hereby grants the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. For the three months ended March 31, 2021 and 2020, compensation to Mr. Bradford expensed under the above employment agreement was $10,500 and $0, respectively. As of March 31, 2021 and December 31, 2020, accrued compensation due Mr. Bradford was $21,000 and $10,500, respectively. As of March 31, 2021 and December 31, 2020, the deferred compensation balance due Mr. Bradford was $0.

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds will receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) shall remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) shall defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds is eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmond’s employment agreement for an additional two-year period. As of March 31, 2021 and December 31, 2020, the deferred compensation balance due Mr. Edmonds was $82,861.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer is to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer is to receive 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. On January 24, 2020, 840,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement. On September 9, 2020, 1,020,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the three months ended March 31, 2021 and 2020, compensation to Mr. Spencer expensed under the employment agreement was $10,500 and $0, respectively. As of March 31, 2021 and December 31, 2020, accrued compensation due Mr. Spencer was $21,000 and $10,500, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At March 31, 2021, the accrued compensation due Mr. Spencer under this agreement was $5,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At March 31, 2021, the accrued compensation due Mr. Edmonds under this agreement was $5,000.

Legal

As indicated in NOTE E – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $492,319 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,461,919, which are past due and remain unpaid by Deep Green. Also, Deep Green has not paid any of the required installments due under the two notes payable aggregating $495,000 due the Seller of CARE and CFSI and has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018 (Please see NOTE F – DEBT for further information).

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

NOTE L - GOING CONCERN UNCERTAINTY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of March 31, 2021, we had cash of $46,350, current assets of $52,176, current liabilities of $4,829,080 and an accumulated deficit of $8,104,492. For the three months ended March 31, 2021 and 2020, we used cash from operating activities of $59,737 and $23,272, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through May 2022.

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

NOTE M – RELATED PARTY TRANSACTIONS

During the period January 1, 2018 to August 7, 2018 (the date of Deep Green’s cessation of its waste recycling business), Deep Green used an entity controlled by Deep Green’s then Chief Executive Officer as a subcontractor to service certain customers of Deep Green. Charges to cost of revenues from this related party totaled $29,190 for the year ended December 31, 2018. At March 31, 2021 and December 31, 2020, Deep Green had an account payable to this entity of $57,600.

NOTE N – SUBSEQUENT EVENTS

On April 9, 2021, the Company issued Bill Edmonds (“Mr. Edmonds”), an officer and director of the Company, a Convertible Promissory Note (the “Note”) in the amount of One Hundred Ten Thousand and NO/100 Dollars ($110,000). The Note accrues interest at 12% if paid within 60 days and thereafter 15% compounding monthly. The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 9, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. If the Trading Prices cannot be calculated for such security on such date in the manner provided above, the Trading Prices shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Prices are required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. Upon any Event of Default, including not having current financial information publicly disclosed, the Conversion Price will be reduced to 50% multiplied by the Market Price (as defined herein)(representing a discount rate of 50%).

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”) for preparation of the Company’s financial reports. Under the terms of the Agreement, the Consultant is to assist the Company in the preparation of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Registration Statements on Form S-1 and Form S-8. The Agreement shall have a term of one (1) year or until the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 is filed with the Securities and Exchange Commission. As compensation, the Consultant, or its designee, shall receive 2,500,000 shares of common stock. The Consultant’s shares of common stock shall be included within the Company’s Registration Statement on Form S-1 or the shares shall be issued under the Company’s Registration Statement on Form S-8.

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

Asset Purchase Agreement

On February 8, 2021, the Company, through its wholly owned subsidiary DG Research, Inc. (the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with Amwaste, Inc. (the “Seller”). Under the terms of the Agreement, the Buyer agreed to purchase from the Seller certain assets (the “Assets”) utilized in the Seller’s waste management business located in Glynn County, Georgia. In consideration for the purchase of the Assets, the Buyer paid the seller $150,000 and issued the Seller 2,000,000 shares of the Company’s restricted common stock. The Buyer remitted $50,000 at Closing and issued the Seller a Promissory Note (the “Note”) in the amount of $110,000. The Note principal shall be reduced by $10,000 if the Note is paid in full on or before March 8, 2021. The Note is secured by the Assets purchased through the Agreement. The transaction closed on February 11, 2021.

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

Discussion for the three months ended March 31, 2021 and March 31, 2020 (Unaudited):

Results of Operations:

	March 31, 2021	March 31, 2020	$ Change
Gross revenue	$24,837	$-	$24,837
Operating expenses	149,525	94,051	55,474
Loss from Operations	(131,709)	(94,051)	37,208
Other Income (Expense)	(196,429)	(37,505)	(158,924)
Net Income (Loss)	(328,138)	(131,556)	(196,582)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the three months ended March 31, 2021 and 2010, we generated $24,837 and $0 revenue, respectively.

Operating Expenses

Our operating expenses were $149,525 and $94,051 for the three months ended March 31, 2021 and 2020, respectively.

We anticipate that our cost of revenues will increase in 2021 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

We incurred $45,790 and $43,600 in Payroll and related expenses for the three months ended March 31, 2021 and 2020.

We incurred $54,640 and $33,600 in stock-based compensation for the three months ended March 31, 2021 and 2020.

Loss from Operations

The Company’s loss from operations increased to $131,709 for the three months ended March 31, 2021 from $94,051 in 2020, an increase of $37,208.

Other Income (Expense)

Other expense increased to $196,429 for the three months ended March 31, 2021 and included interest expense of $38,493 and derivative liability expenses of $157,936. Other expense was $37,505 for the three months ended March 31, 2020 and included interest expense of $24,802.

Net Loss

For the three months ended March 31, 2021, our net loss increased to $328,138, as compared to a net loss of $131,556 for three months ended March 31, 2020, an increase of $196,582. The increase in net loss was largely attributable to the Company’s derivative liability expense.

Liquidity and Capital Resources

At March 31, 2021, we had current assets of $52,176 and current liabilities of $4,829,080 resulting in negative working capital of $4,776,904, of which $2,954,238 was accounts payable and $180,242 was included in accrued interest. At March 31, 2021, we had total assets of $329,089 and total liabilities of $4,829,080 resulting in stockholders’ deficit of $4,499,991.

At December 31, 2020, we had current assets of $757 and current liabilities of $4,373,037 resulting in negative working capital of $4,372,280, of which $2,948,964 was accounts payable and $86,307 was included in deferred compensation. At December 31, 2020, we had total assets of $15,555 and total liabilities of $4,373,037 resulting in stockholders’ deficit of $4,357,482.

Accounts Payable

At March 31, 2021, the Company had accounts payable of $2,954,238 that consisted of $492,319 in default judgments due to prior vendors, $2,241,613 due to vendors for materials and services and $220,306 due for credit card obligations.

At December 31, 2020, the Company had accounts payable of $2,948,964 that consisted of $487,615 in default judgments due to prior vendors, $2,241,043 due to vendors for materials and services and $220,306 due for credit card obligations.

Debt

At March 31, 2021, the Company had outstanding debt of $1,011,914 that consisted of $888,109 of debt in technical default, $110,000 due to the Seller of the AmWaste, Inc. assets, $5,574 due under a short-term capital lease and $5,480 in loans payable to officers and directors. Please see NOTE F – DEBT for further information.

At December 31, 2020, the Company had outstanding debt of $896,584 that consisted of $888,109 of debt in technical default, $5,574 due under a short-term capital lease and $8,475 other debt. Please see NOTE F – DEBT for further information.

Capital Raising

For the three months ended March 31, 2021 and the twelve months ended December 31, 2020, the Company raised $155,330 and $131,475 through the issuance of Convertible Promissory Notes or loans from officers, respectively.

Cash on Hand

Our cash on hand as of March 31, 2021 and December 31, 2020 was $46,350 and $757, respectively.

Satisfaction of Outstanding Liabilities

As of March 31, 2021, the Company has a liability of $487,615 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. Please see NOTE L - GOING CONCERN UNCERTAINTY for further information.

Debt

Our Debt was $1,011,914 and $896,584 at March 31, 2021 and December 31, 2020, respectively. Included within the Debt was the following at March 31, 2021: (i) Note payable to Seller of CARE in the amount of $315,810 dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021; and (ii) Note payable to Seller of CFSI in the amount of $179,190 dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021. The Company disputes these liabilities based on Seller’s misrepresentations in connection with the sale of CARE and CFSI to Deep Green effective October 1, 2017. The Company has not made any of the payments required under these notes. In addition, (iii) $387,535 due under Factor agreement with AEC Yield Capital, LLC and Notice of Default; and (iv) $110,000 due to Seller of AmWaste, Inc.’s assets; and (v) $5,574 due under a short-term capital lease; and (vi) $5,480 as loans payable to officers; and (vii) $8,325 other debt. Please see NOTE F – DEBT for further information.

Convertible Notes

On March 2, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Fifty Thousand and NO/100 Dollars ($50,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (March 2, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on March 9, 2021. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.

On February 5, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Seventy-Five Thousand and NO/100 Dollars ($75,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (February 5, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.

On February 5, 2021, the Company issued Quick Capital, LLC (“Quick”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Five Thousand and NO/100 Dollars ($25,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (February 5, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and Quick also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay Quick certain payments for such failures. The transaction closed on February 12, 2021. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.

On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. In the twelve months ended December 31, 2020, a total of $84,000 (of the $100,000 Note) was converted into shares of the Company’s common stock. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.

Cash Flows

We had net cash provided by (used) in operating activities for the three months ended March 31, 2021 and 2020 of ($59,737) and ($23,272), respectively.

We had net cash used in investing activities for the three months ended March 31, 2021 and 2020 of $50,000 and $0, respectively.

We had net cash provided by financing activities for the three months ended March 31, 2021 and 2020 of $155,330 and $23,400, respectively.

Required Capital Over the Next Twelve Months

We expect to incur losses from operations for the near future. We believe we will have to raise an additional $2,500,000 to expand our operations over the next twelve months, including roughly $50,000 to remain current in our filings with the SEC. The additional funds will be utilized for hiring ancillary staff and key personnel, corporate website and SEO development, acquisition(s) in the waste and recycling management sector and day to day operations.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the three months ended March 31, 2021 and fiscal year ended December 31, 2020, the Company issued and/or sold the following unregistered securities:

Common Stock

For the three months ended March 31, 2021

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

On February 16, 2021, the Company issued the 2,000,000 shares of its common stock to the Seller of the AmWaste assets as per the terms of the Asset Purchase Agreement.

For the twelve months ended December 31, 2020

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

The number of common shares authorized with a par value of $0.0001 per share at March 31, 2021 and December 31, 2019 is 250,000,000 and 250,000,000, respectively. At March 31, 2021 and December 31, 2019, there are 134,968,818 and 129,836,060 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the three months ended March 31, 2021

None.

For the twelve months ended December 31, 2020

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds.

On January 22, 2020, the Company issued 25,000 shares of Series B Preferred Stock to Bill Edmonds in satisfaction of $25,000 of the Company’s deferred compensation liability to Mr. Edmonds.

The number of preferred shares authorized with a par value of $0.0001 per share at March 31, 2021 and December 31, 2020 is 2,000,000 and 2,000,000, respectively. At March 31, 2021 and December 31, 2020, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

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

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
2.1	Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.2	Articles of Merger of Deep Green Acquisition, LLC and Deep Green Waste & Recycling, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.3	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.4	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Columbia Financial services, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with St. James Capital Management, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.6	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with Mirabile Corporate Holdings, Inc. dated August 7, 2018 (previously filed with Form S-1 on March 18, 2020)
3.1	Articles of Incorporation Evader, Inc. dated August 24, 1995 (previously filed with Form S-1 on March 18, 2020)
3.2	Certificate of Correction for Evader, Inc. dated December 28, 2005 (previously filed with Form S-1 on March 18, 2020)
3.3	Certificate of Designation of Series A Preferred Stock dated July 18, 2010 (previously filed with Form S-1 on March 18, 2020)
3.4	Articles of Conversion of Evader, Inc., Inc. dated April 25, 2012 effective May 25, 2012 (previously filed with Form S-1 on March 18, 2020)
3.5	Restated Certificate of Incorporation of Evader, Inc., Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.6	Bylaws of Evader, Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.7	Amendment to Articles of Incorporation of Evader, Inc. dated July 24, 2014 (previously filed with Form S-1 on March 18, 2020)
3.8	Amendment to Articles of Incorporation of Evader, Inc. dated August 14, 2014 (previously filed with Form S-1 on March 18, 2020)
3.9	Amendment to Articles of Incorporation of Evader, Inc. dated December 8, 2014 (previously filed with Form S-1 on March 18, 2020)
3.10	Amendment to Articles of Incorporation of Evader, Inc. dated August 13, 2015 (previously filed with Form S-1 on March 18, 2020)
3.11	Amendment to Articles of Incorporation of Evader, Inc. dated July 20, 2017 (name change to Critical Clothing, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.12	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
3.13	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated November 6, 2017 (name change to Deep Green Waste & Recycling, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.14	Certificate of Designation Series B Convertible Preferred Stock dated January 22, 2020 (previously filed with Form S-1 on March 18, 2020)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on March 18, 2020)
10.1	Board of Directors Services Agreement with Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.2	Board of Directors Services Agreement with Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.3	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.4	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.5	Employment Agreement between Deep Green Waste & Recycling, Inc. and Lloyd Spencer dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.6	Employment Agreement between Deep Green Waste & Recycling, LLC and David Bradford dated January 1, 2016 (previously filed with Form S-1 on March 18, 2020)
10.7	Employment Agreement between Deep Green Waste & Recycling, LLC and Bill Edmonds dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.8	Employment Agreement between Deep Green Waste & Recycling, Inc. and Josh Beckham dated February 5, 2018 (previously filed with Form S-1 on March 18, 2020)
10.9	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with David Bradford dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.10	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with Bill Edmonds dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.11	Consulting Agreement between Deep Green Waste & Recycling, Inc. and Sylios Corp dated December 16, 2019 (previously filed with Form S-1 on March 18, 2020)
10.12	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.13	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.14	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)

10.15	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.16	Acknowledgement of Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.17	Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.18	Convertible Promissory Note between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.19	Common Stock Purchase Warrant Agreement between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.20	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CFSI acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.21	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CARE acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.22	Notice of Default submitted by AEC Yield Capital, LLC dated July 31, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.23	Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated December 16, 2016 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.24	First Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated January 26, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.25	Second Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.26	Third Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.27	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and C Alvin Roberds, Jr. dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.28	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and C Alvin Roberds, Jr. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.29	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Mary Williams dated February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.30	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Mary Williams. dated as of February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.31	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Ellen Bailey dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.32	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Ellen Bailey. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.33	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.34	Registration Rights Agreement between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.35	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.36	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.37	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.38	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.39	ASSET PURCHASE AGREEMENT between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.40	Promissory Note between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.41	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.42	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.43	Consulting Agreement between the Company and Sylios Corp dated February 12, 2021 (previously filed with Form S-1 on April 16, 2021)
10.44+	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Bill Edmonds dated April 9, 2021
10.45+	Consulting Agreement between the Company and Sylios Corp dated May 10, 2021
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on March 18, 2020)
21.1	Certificate of Organization of Deep Green Waste & Recycling, LLC dated August 2, 2011 (previously filed with Form S-1 on March 18, 2020)
21.2	Articles of Incorporation of Jetty Enterprises, Inc. dated November 4, 1987 (previously filed with Form S-1 on March 18, 2020)
21.3	Amendment to Articles of Incorporation for Jetty Enterprises, Inc. dated May 21, 2993 (name change to Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
21.4	Articles of Incorporation for Columbia Financial Services, Inc. dated October 3, 1988 (previously filed with Form S-1 on March 18, 2020)
21.5	Articles of Incorporation of DG Research, Inc. dated July 22, 2020 (previously filed with Form S-1 on April 16, 2021)
31.1+	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Deep Green Waste & Recycling, Inc.

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2021

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Lloyd Spencer
Lloyd Spencer
President
(Principal Executive Officer)

