Form 10-Q/A
period 2021-03-31
Deep Green Waste & Recycling, Inc.
filed 2021-05-25
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

[  ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	DGWR	OTC Markets “PINK”

As of May 24, 2021, there were 134,968,818 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2021, is solely to indicate that the Company is not a shell company.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on May 24, 2021, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after May 24, 2021) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
2.1	Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.2	Articles of Merger of Deep Green Acquisition, LLC and Deep Green Waste & Recycling, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.3	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.4	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Columbia Financial services, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with St. James Capital Management, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.6	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with Mirabile Corporate Holdings, Inc. dated August 7, 2018 (previously filed with Form S-1 on March 18, 2020)
3.1	Articles of Incorporation Evader, Inc. dated August 24, 1995 (previously filed with Form S-1 on March 18, 2020)
3.2	Certificate of Correction for Evader, Inc. dated December 28, 2005 (previously filed with Form S-1 on March 18, 2020)
3.3	Certificate of Designation of Series A Preferred Stock dated July 18, 2010 (previously filed with Form S-1 on March 18, 2020)
3.4	Articles of Conversion of Evader, Inc., Inc. dated April 25, 2012 effective May 25, 2012 (previously filed with Form S-1 on March 18, 2020)
3.5	Restated Certificate of Incorporation of Evader, Inc., Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.6	Bylaws of Evader, Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.7	Amendment to Articles of Incorporation of Evader, Inc. dated July 24, 2014 (previously filed with Form S-1 on March 18, 2020)
3.8	Amendment to Articles of Incorporation of Evader, Inc. dated August 14, 2014 (previously filed with Form S-1 on March 18, 2020)
3.9	Amendment to Articles of Incorporation of Evader, Inc. dated December 8, 2014 (previously filed with Form S-1 on March 18, 2020)
3.10	Amendment to Articles of Incorporation of Evader, Inc. dated August 13, 2015 (previously filed with Form S-1 on March 18, 2020)
3.11	Amendment to Articles of Incorporation of Evader, Inc. dated July 20, 2017 (name change to Critical Clothing, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.12	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
3.13	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated November 6, 2017 (name change to Deep Green Waste & Recycling, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.14	Certificate of Designation Series B Convertible Preferred Stock dated January 22, 2020 (previously filed with Form S-1 on March 18, 2020)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on March 18, 2020)
10.1	Board of Directors Services Agreement with Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.2	Board of Directors Services Agreement with Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.3	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.4	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.5	Employment Agreement between Deep Green Waste & Recycling, Inc. and Lloyd Spencer dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.6	Employment Agreement between Deep Green Waste & Recycling, LLC and David Bradford dated January 1, 2016 (previously filed with Form S-1 on March 18, 2020)
10.7	Employment Agreement between Deep Green Waste & Recycling, LLC and Bill Edmonds dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.8	Employment Agreement between Deep Green Waste & Recycling, Inc. and Josh Beckham dated February 5, 2018 (previously filed with Form S-1 on March 18, 2020)
10.9	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with David Bradford dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.10	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with Bill Edmonds dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.11	Consulting Agreement between Deep Green Waste & Recycling, Inc. and Sylios Corp dated December 16, 2019 (previously filed with Form S-1 on March 18, 2020)
10.12	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.13	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.14	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)

10.15	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.16	Acknowledgement of Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.17	Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.18	Convertible Promissory Note between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.19	Common Stock Purchase Warrant Agreement between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.20	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CFSI acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.21	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CARE acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.22	Notice of Default submitted by AEC Yield Capital, LLC dated July 31, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.23	Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated December 16, 2016 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.24	First Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated January 26, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.25	Second Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.26	Third Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.27	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and C Alvin Roberds, Jr. dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.28	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and C Alvin Roberds, Jr. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.29	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Mary Williams dated February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.30	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Mary Williams. dated as of February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.31	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Ellen Bailey dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.32	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Ellen Bailey. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.33	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.34	Registration Rights Agreement between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.35	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.36	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.37	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.38	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.39	ASSET PURCHASE AGREEMENT between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.40	Promissory Note between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.41	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.42	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.43	Consulting Agreement between the Company and Sylios Corp dated February 12, 2021 (previously filed with Form S-1 on April 16, 2021)
10.44	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Bill Edmonds dated April 9, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.45	Consulting Agreement between the Company and Sylios Corp dated May 10, 2021 (previously filed with Form 10-Q on May 24, 2021)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on March 18, 2020)
21.1	Certificate of Organization of Deep Green Waste & Recycling, LLC dated August 2, 2011 (previously filed with Form S-1 on March 18, 2020)
21.2	Articles of Incorporation of Jetty Enterprises, Inc. dated November 4, 1987 (previously filed with Form S-1 on March 18, 2020)
21.3	Amendment to Articles of Incorporation for Jetty Enterprises, Inc. dated May 21, 2993 (name change to Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
21.4	Articles of Incorporation for Columbia Financial Services, Inc. dated October 3, 1988 (previously filed with Form S-1 on March 18, 2020)
21.5	Articles of Incorporation of DG Research, Inc. dated July 22, 2020 (previously filed with Form S-1 on April 16, 2021)
31.1+	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Deep Green Waste & Recycling, Inc.

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 25, 2021

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Lloyd Spencer
Lloyd Spencer
President
(Principal Executive Officer)

