Form 10-Q
period 2021-06-30
Deep Green Waste & Recycling, Inc.
filed 2021-08-16
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of August 14, 2021, there were 195,492,871 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2021 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

3

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$39,993	$757
Accounts receivable, net of allowance for doubtful accounts of $545,420 at June 30, 2021 and $545,420 at December 31, 2020	5,549	-
Prepaid expenses and other current assets	40,963	-
Total current assets	86,505	757

Property and equipment, net	189,802	9,798
Intangible assets, net	100,683	-
Deposit	5,000	5,000
Total other assets	294,485	14,798
Total assets	$381,990	$15,555

LIABILITIES

Current liabilities:
Current portion of debt	$959,423	$896,584
Convertible notes payable, net of debt discounts of $140,181 and $5,238 at June 30, 2021 and December 31, 2020, respectively	34,790	10,762
Accounts payable	2,963,045	2,948,964
Accrued expenses	154,183	156,051
Deferred compensation	89,372	86,307
Accrued interest	187,181	162,074
Customer deposits payable	68,851	68,851
Derivative liability	365,964	43,444
Total current liabilities	4,822,809	4,373,037

Long-term liabilities:
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	4,822,809	4,373,037

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 250,000,000 shares authorized; 169,394,790 and 129,836,060 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$16,940	$12,984
Preferred Stock, $.0001 par value, $1 per share stated value, 2,000,000 shares authorized; 31,000 and 31,000 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	31,000	31,000
Additional paid-in capital	4,291,077	3,374,888
Accumulated deficit	(8,779,836)	(7,776,354)

Total stockholders’ deficit	(4,440,819)	(4,357,482)

Total liabilities and stockholders’ deficit	$381,990	$15,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2021 and 2020
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$51,428	$-	$76,265	$-

Total revenues	51,428	-	76,265	-

Cost of revenues	21,144	-	28,165	-
Gross profit	30,284	-	48,100	-

Operating expenses:
Selling, general and administrative	94,062	1,867	120,872	3,023
Officers and directors compensation (including stock-based compensation of $22,121, $0, $46,911 and $33,600 respectively)	45,149	10,000	90,939	53,600
Professional and consulting	50,403	15,670	117,653	59,286
Provision for doubtful accounts	-	-		2,675
Depreciation and Amortization	16,208	3,003	25,883	6,007
Total operating expenses	205,822	30,540	355,347	124,591

Operating loss	(175,538)	(30,540)	(307,247)	(124,591)

Other (expense) income:
Derivative liability income (expense)	255,416	(63,818)	97,480	(76,521)
Loss on conversions of debt	(442,829)	-	(442,829)	-
Interest expense (including amortization of debt discounts of $294,733, $9,911, $315,057 and $14,803 respectively)	(312,393)	(29,418)	(350,886)	(54,220)
Total other (expense) income	(499,806)	(93,236)	(696,235)	(130,741)

Net loss	$(675,344)	$(123,776)	$(1,003,482)	$(255,332)
Net loss per common share:
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	141,483,432	105,891,540	136,768,307	105,780,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Unaudited)

For the three and six months ended June 30, 2021:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2021	31,000	$31,000	129,836,060	$12,984	$3,374,888	$(7,776,354)	$(4,357,482)
Issuance of common stock for consulting services	-	-	750,000	75	29,775	-	29,850
Issuance of common stock to directors for accrued compensation	-	-	2,382,758	238	56,541	-	56,779
Issuance of common stock for Amwaste asset purchase	-	-	2,000,000	200	98,800	-	99,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(328,138)	(328,138)
Balances at March 31, 2021	31,000	$31,000	134,968,818	$13,497	$3,560,004	$(8,104,492)	$(4,499,991)
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	34,425,972	3,443	731,073	-	734,516
Net loss for the three months ended June 30, 2021	-		-	-	-	(675,344)	(675,344)
Balances at June 30, 2021	31,000	$31,000	169,394,790	$16,940	$4,291,077	$(8,779,836)	$(4,440,819)

For the three and six months ended June 30, 2020:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2020	-	$-	105,051,540	$10,505	$2,913,369	$(7,043,784)	$(4,119,910)
Issuance of Preferred B stock in satisfaction of deferred compensation	25,000	25,000	-	-	-	-	25,000
Issuance of common stock to an officer for services	-	-	840,000	84	33,516	-	33,600
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(131,556)	(131,556)
Balances at March 31, 2020	25,000	$25,000	105,891,540	$10,589	$2,946,885	$(7,175,340)	$(4,192,866)
Issuance of Preferred B stock in satisfaction of loan payable to officer	6,000	6,000	-	-	-	-	6,000
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(123,776)	(123,776)
Balances at June 30, 2020	31,000	$31,000	105,891,540	$10,589	$2,946,885	$(7,299,116)	$(4,310,642)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2021 and 2020

(Unaudited)

	June 30, 2021	June 30, 2020

OPERATING ACTIVITIES:
Net income (loss) for the period	$(1,003,482)	$(255,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,883	6,007
Provision for doubtful accounts	-	2,675
Amortization of debt discounts	315,057	14,803
Derivative liability (income) expense	(97,480)	76,521
Loss on conversions of debt	442,829	-
Stock-based compensation	29,850	33,600
Changes in operating assets and liabilities:
Accounts receivable	(5,549)	-
Prepaid expenses and other current assets	(40,963)	-
Accounts payable	13,696	27,670
Accrued expenses	54,911	20,001
Deferred compensation	3,065	3,020
Accrued interest	25,765	36,396
Net cash used in operating activities	(236,418)	(34,639)

INVESTING ACTIVITIES:
Purchase of property and equipment	(197,185)	-
Purchase of intangible assets	(10,000)	-
Net cash used in investing activities	(207,185)	-

FINANCING ACTIVITIES:
Proceeds from convertible notes	530,000	120,000
Proceeds from other debt - net	62,839	13,965
Repayment of convertible note	(110,000)	-
Net cash provided by financing activities	482,839	133,965

NET INCREASE (DECREASE) IN CASH	39,236	99,326

CASH, BEGINNING OF PERIOD	757	735

CASH, END OF PERIOD	$39,993	$100,061

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discounts	$420,000	$120,000
Issuance of 25,000 shares, Series B Convertible Preferred Stock in satisfaction of deferred compensation liability	$-	$25,000
Issuance of 6,000 shares, Series B Convertible Preferred Stock in satisfaction of loans payable to officer	$-	$6,000
Issuance of common stock to directors for accrued compensation	$56,779	$-
Issuance of common stock and note payable to Seller of Amwaste, Inc. assets
Common stock	$99,000	$-
Note payable	110,000	-
Total	$209,000	$-
Issuance of common stock (fair value of $734,516) in satisfaction of notes payable ($291,029) and accrued interest ($658)	$291,687	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

NOTE A – ORGANIZATION

Deep Green Waste & Recycling, Inc. (f/k/a Critic Clothing, Inc.) (“Deep Green”, the “Company”, “we”, “us”, or “our”) is a publicly quoted company seeking to create value for its shareholders by seeking to acquire other operating entities for growth in return for shares of our common stock.

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

Asset Purchase Agreement

On February 8, 2021, the Company, through its wholly owned subsidiary DG Research, Inc. (the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with Amwaste, Inc. (the “Seller”). Under the terms of the Agreement, the Buyer agreed to purchase from the Seller certain assets (the “Assets”) utilized in the Seller’s waste management business located in Glynn County, Georgia. In consideration for the purchase of the Assets, the Buyer paid the seller $160,000 and issued the Seller 2,000,000 shares of the Company’s restricted common stock. The Buyer remitted $50,000 at Closing and issued the Seller a Promissory Note (the “Note”) in the amount of $110,000, which was paid April 9, 2021. The Note was secured by the Assets purchased through the Agreement. The transaction closed on February 11, 2021.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three and six month periods ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Green Waste & Recycling, Inc. (“Deep Green”), DGWR, LLC and Deep Green’s wholly owned subsidiaries, DG Research, Inc. and DG Treasury, Inc. All inter-company balances and transactions have been eliminated in consolidation.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2021 and December 31, 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Except for the derivative liability (see NOTE H), where Level 2 inputs were used, we had no financial assets or liabilities carried and measured at fair value on a recurring or nonrecurring basis during the periods presented.

For nonrecurring fair value measurements of issuances of common stock for services and in satisfaction of convertible notes payable and accrued interest (see NOTE I), we used Level 2 inputs.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through June 30, 2021, the Company has not experienced impairment losses on its long-lived assets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs and minor replacement costs are charged to expense as incurred, while expenditures that extend the life of these assets are capitalized. Depreciation and amortization are provided for in amounts sufficient to write off the cost of depreciable assets to operations over their estimated service lives. The Company uses the straight-line method of depreciation for both financial reporting and tax purposes. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization will be removed from the accounts and the resulting profit or loss will be reflected in the statement of operations. The estimated lives used to determine depreciation and amortization are:

Trucks	5 years
Containers	5 years
Software	2-3 Years
Office Equipment	3-7 Years
Furniture and Fixtures	8 Years
Waste and Recycling Equipment	5 Years
Leasehold Improvements	Varies by Lease

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

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

For the three and six months ended June 30, 2021 and 2020

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

NOTE C - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	June 30, 2021 (Unaudited)	December 31, 2020
Trucks	$90,832	$-
Containers	104,181	-
Software	99,025	99,025
Office equipment	60,974	60,974
Furniture and Fixtures	948	948
Waste and Recycling Equipment	20,972	18,800
Total	376,932	179,747
Accumulated depreciation and amortization	(187,130)	(169,949)

Net	$189,802	$9,798

NOTE D – INTANGIBLE ASSETS

Intangible assets consist of the following at:

	June 30, 2021 (Unaudited)	December 31, 2020
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	$109,000	$-
Total	109,000	-
Accumulated amortization	(8,317)	-

Net	$100,683	$-

The customer list and covenant not to compete is being amortized using the straight-line method over their estimated useful life of five years. For the six months ended June 30, 2021 and 2020, amortization of intangible assets expense was $8,317 and $0, respectively.

At June 30, 2021, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2021 (excluding the six months ended June 30, 2021)	$10,900
2022	21,800
2023	21,800
2024	21,800
2025	21,800
Thereafter	2,583
Total	$100,683

NOTE E – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	June 30, 2021 (Unaudited)	December 31, 2020
August 1, 2018 Default Judgment payable to Ohio vendor	$37,536	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,250,420	2,241,043
Credit card obligations	220,306	220,306

Total	$2,963,045	$2,948,964

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

NOTE F – DEBT

Debt consists of the following at:

	June 30, 2021 (Unaudited)	December 31, 2020
Note payable to Seller of CARE dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	$315,810	$315,810
Note payable to Seller of CFSI dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	179,190	179,190
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	387,535	387,535
Short-term capital lease- 5 compactor leases (in technical default)	5,574	5,574
Loans payable to officers and directors, non-interest bearing, due on demand	42,947	-
Other	28,367	8,475
Total	959,423	896,584
Current portion of debt	(959,423)	(896,584)
Long-term portion of debt	$-	$-

(1)	The Company disputes these liabilities based on Seller’s misrepresentations in connection with the sale of CARE and CFSI to Deep Green effective October 1, 2017. The Company has not made any of the payments required under these notes.

NOTE G – CONVERTIBLE NOTES PAYABLE

Convertible Note Payables consist of:

	June 30, 2021 (Unaudited)	December 31, 2020
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date June 23, 2020 – net of unamortized debt discount of $0 and $5,238 at June 30, 2021 and December 31, 2020, respectively (i)	$16,000	$10,762
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date February 5, 2021 – net of unamortized debt discount of $9,041 and $0 at June 30, 2021 and December 31, 2020, respectively (ii)	5,959	-
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date February 5, 2021 – net of unamortized debt discount of $0 and $0 at June 30, 2021 and December 31, 2020, respectively (iii)	-	-
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date March 2, 2021 – net of unamortized debt discount of $6,712 and $0 at June 30, 2021 and December 31, 2020, respectively (iv)	3,288	-
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date June 4, 2021 – net of unamortized debt discount of $32,823 and $0 at June 30, 2021 and December 31, 2020, respectively (v)	2,517	-
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date June 4, 2021 – net of unamortized debt discount of $91,605 and $0 at June 30, 2021 and December 31, 2020, respectively (vi)	7,026	-
Total	$34,790	$10,762

(i)	On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. As of June 30, 2021, $16,000 principal plus $2,397 interest were due.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

NOTE G – CONVERTIBLE NOTES PAYABLE (continued)

(ii)	On February 5, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Seventy-Five Thousand and NO/100 Dollars ($75,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (February 5, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on February 10, 2021. As of June 30, 2021, $15,000 principal plus $201 interest were due.

(iii)	On February 5, 2021, the Company issued Quick Capital, LLC (“Quick”) a Convertible Promissory Note (the “Note”) in the amount of Twenty-Five Thousand and NO/100 Dollars ($25,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (February 5, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and Quick also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay Quick certain payments for such failures. The transaction closed on February 12, 2021. As of June 30, 2021, $0 principal plus $618 interest were due.

(iv)	On March 2, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Fifty Thousand and NO/100 Dollars ($50,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (March 2, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on March 9, 2021. As of June 30, 2021, $10,000 principal plus $132 interest were due.

(v)	On June 4, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Fifty Thousand and NO/100 Dollars ($150,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 4, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 20,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on June 8, 2021. As of June 30, 2021, $35,340 principal plus $1,069 interest were due.

(vi)	On June 4, 2021, the Company issued Quick Capital, LLC (“Quick”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Fifty Thousand and NO/100 Dollars ($150,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 4, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and Quick also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 20,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay Quick certain payments for such failures. The transaction closed on June 8, 2021. As of June 30, 2021, $98,631 principal plus $411 interest were due.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

NOTE H - DERIVATIVE LIABILITY

The derivative liability at June 30, 2021 and December 31, 2020 consisted of:

	June 30, 2021 (Unaudited)	December 31, 2020
Convertible Promissory Notes payable to GPL Ventures, LLC. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.	$156,058	$43,444
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.	209,906	-

Total	$365,964	$43,444

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

The fair value of the derivative liability was measured at the respective issuance date, at June 30, 2021 and December 31, 2020 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes, (i) at June 30, 2021 were (1) stock price of $0.0224 per share, (2) conversion price of $0.0078 per share, (3) terms of 0-338 days, (4) expected volatility of 143.21% and (5) risk free interest rates of 0.05%-0.07%, and (ii) at December 31, 2020 were (1) stock price of $0.0329 per share, (2) conversion price of $0.00906 per share, (3) term of 174 days, (4) expected volatility of 143.21% and (5) risk free interest rate of 0.09%.

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

At June 30, 2021 and December 31, 2020, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

For the three and six months ended June 30, 2021 and 2020

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

At June 30, 2021 and December 31, 2020, there were 31,000 and 31,000 shares of Series B Preferred Stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

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

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

Common Stock and Preferred Stock Issuances

For the six months ended June 30, 2021 and fiscal year ended December 31, 2020, the Company issued and/or sold the following securities:

Common Stock

For the six months ended June 30, 2021

On June 24, 2021, the Company issued 14,700,000 shares of common stock in satisfaction of $114,660 principal. The $120,540 excess of the $235,200 fair value of the 14,700,000 shares over the $114,660 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2021.

On June 24, 2021, the Company issued 7,225,972 shares of common stock in satisfaction of $51,369 principal and $658 interest. The $63,589 excess of the $115,616 fair value of the 7,225,972 shares over the $52,027 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2021.

On May 12, 2021, the Company issued 6,000,000 shares of common stock in satisfaction of $60,000 principal. The $123,600 excess of the $183,600 fair value of the 6,000,000 shares over the $60,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2021.

On May 12, 2021, the Company issued 4,000,000 shares of common stock in satisfaction of $40,000 principal. The $83,600 excess of the $123,600 fair value of the 4,000,000 shares over the $40,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2021.

On May 12, 2021, the Company issued 2,500,000 shares of common stock in satisfaction of $25,000 principal. The $51,500 excess of the $76,500 fair value of the 2,500,000 shares over the $25,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2021.

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

The number of common shares authorized with a par value of $0.0001 per share at June 30, 2021 and December 31, 2020 is 250,000,000 and 250,000,000, respectively. At June 30, 2021 and December 31, 2020, there are 169,394,790 and 129,836,060 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the six months ended June 30, 2021

None

For the year ended December 31, 2020

On January 22, 2020, the Company issued 25,000 shares of Series B Preferred Stock to Bill Edmonds in satisfaction of $25,000 of the Company’s deferred compensation liability to Mr. Edmonds.

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds.

The number of preferred shares authorized with a par value of $0.0001 per share at June 30, 2021 and December 31, 2020 is 2,000,000 and 2,000,000, respectively. At June 30, 2021 and December 31, 2020, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2020	-	80,000	80,000
Warrants expired on February 19, 2021	-	(30,000)	(30,000)
Warrants expired on March 16, 2021	-	(50,000)	(50,000)
Balance, June 30, 2021	-	-	-

As of June 30, 2021, the Company had 0 warrants issued and outstanding.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

NOTE J - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the difference are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021 (Unaudited)	June 30, 2020 (Unaudited)	June 30, 2021 (Unaudited)	June 30, 2020 (Unaudited)
Expected tax at 21%	$(141,822)	$(25,993)	$(210,731)	$(53,620)
Non-deductible stock-based compensation	4,645	-	16,120	7,056
Non-deductible derivative liability expense (income)	(53,638)	13,402	(20,471)	16,069
Non-deductible amortization of debt discounts	61,894	2,081	66,162	3,109
Non-deductible loss on conversions of notes payable and accrued interest	92,994	-	92,994	-
Increase (decrease) in Valuation allowance	35,927	10,510	55,926	27,386
Provision for (benefit from) income taxes	$-	$-	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of June 30, 2021 and December 31, 2020 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2021 and December 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at June 30, 2021 for the years 2001 to 2017 expires in varying amounts from year 2021 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

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

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford will receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) shall remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) shall defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford is eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC hereby granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive has the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan (ISP), the LLC hereby grants the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. For the six months ended June 30, 2021 and 2020, compensation to Mr. Bradford expensed under the above employment agreement was $21,000 and $0, respectively. As of June 30, 2021 and December 31, 2020, accrued compensation due Mr. Bradford was $26,250 and $10,500, respectively. As of June 30, 2021 and December 31, 2020, the deferred compensation balance due Mr. Bradford was $0.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds will receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) shall remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) shall defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds is eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmond’s employment agreement for an additional two-year period. As of June 30, 2021 and December 31, 2020, the deferred compensation balance due Mr. Edmonds was $89,372 and $86,307, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer is to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer is to receive 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. On January 24, 2020, 840,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement. On September 9, 2020, 1,020,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the six months ended June 30, 2021 and 2020, compensation to Mr. Spencer expensed under the employment agreement was $21,000 and $0, respectively. As of June 30, 2021 and December 31, 2020, accrued compensation due Mr. Spencer was $26,250 and $10,500, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At June 30, 2021, the accrued compensation due Mr. Spencer under this agreement was $10,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At June 30, 2021, the accrued compensation due Mr. Edmonds under this agreement was $10,000.

Consulting Agreement

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”) for preparation of the Company’s financial reports. Under the terms of the Agreement, the Consultant is to assist the Company in the preparation of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Registration Statements on Form S-1 and Form S-8. The Agreement shall have a term of one (1) year or until the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 is filed with the Securities and Exchange Commission. As compensation, the Consultant, or its designee, was to receive 2,500,000 shares of common stock. Pursuant to an Amendment to the Agreement dated June 4, 2021, instead of receiving 2,500,000 shares of common stock, the Consultant is to receive a total of $35,000 cash compensation: $15,000 payable on or before June 9, 2021 (which was paid and included in professional and consulting expenses in the three months ended June 30, 2021), $10,000 payable on or before September 10, 2021 and $10,000 payable on or before December 10, 2021.

Finder’s Fee Agreement

On May 13, 2021, the Company entered into a Finder’s Fee Agreement (the “Agreement”) with J.H. Darbie & Co., Inc. (hereinafter, “Darbie”), Under the terms of the Agreement, Darbie will use its best efforts to initiate an introductory meeting between principals of the Introduced Party and that of the Company with the goal of raising capital for the Company. The Agreement has a term of 120 days, but Darbie shall have the right to terminate the Agreement with five (5) days written notice to the Company. In consideration of the introduction, Darbie shall be entitled to receive a finder’s fee in the amount of four percent (4%) of the gross proceeds of an equity/convertible debt transaction and/or cash equal to four percent (4%) of the gross proceeds of a non-convertible debt transaction.

Legal

As indicated in NOTE E – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $492,319 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,470,726, which are mostly past due and remain unpaid by Deep Green. Also, Deep Green has not paid any of the required installments due under the two notes payable aggregating $495,000 due the Seller of CARE and CFSI and has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018 (Please see NOTE F – DEBT for further information).

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2021, we had cash of $39,993, current assets of $86,505, current liabilities of $4,822,809 and an accumulated deficit of $8,779,836. For the six months ended June 30, 2021 and 2020, we used cash from operating activities of $236,418 and $34,639, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through August 2022.

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

NOTE M – RELATED PARTY TRANSACTIONS

During the period January 1, 2018 to August 7, 2018 (the date of Deep Green’s cessation of its waste recycling business), Deep Green used an entity controlled by Deep Green’s then Chief Executive Officer as a subcontractor to service certain customers of Deep Green. Charges to cost of revenues from this related party totaled $29,190 for the year ended December 31, 2018. At June 30, 2021 and December 31, 2020, Deep Green had an account payable to this entity in the amount of $57,600.

On April 9, 2021, the Company issued Bill Edmonds (“Mr. Edmonds”), an officer and director of the Company, a Convertible Promissory Note (the “Note”) in the amount of One Hundred Ten Thousand and NO/100 Dollars ($110,000). The Note accrues interest at 12% if paid within 60 days and thereafter 15% compounding monthly. The Note was convertible, in whole or in part, at any time and from time to time before maturity (June 9, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder was 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note was paid in full on June 9, 2021.

NOTE N – SUBSEQUENT EVENTS

On July 1, 2021, the Company issued 8,300,345 shares of common stock in satisfaction of $64,554 principal and $189 interest. The $98,774 excess of the $163,517 fair value of the 8,300,345 shares over the $64,743 liability reduction will be charged to loss on conversion of debt in the three months ended September 30, 2021.

On July 2, 2021, the Company issued 4,629,964 shares of common stock in satisfaction of $35,340 principal and $774 interest. The $72,690 excess of the $108,804 fair value of the 4,629,964 shares over the $36,114 liability reduction will be charged to loss on conversion of debt in the three months ended September 30, 2021.

On July 2, 2021, the Company issued 4,344,595 shares of common stock in satisfaction of $33,888 principal. The $68,210 excess of the $102,098 fair value of the 4,344,595 shares over the $33,888 liability reduction will be charged to loss on conversion of debt in the three months ended September 30, 2021.

On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. Holder shall be entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note has a term of one (1) year and bears interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA.

On July 9, 2021, the Company issued 7,823,177 shares of common stock in satisfaction of $65,000 principal and $3,062 interest. However, the remaining principal of the notes payable to GPL Ventures, LLC totaled only $41,000 at July 9, 2021. The parties expect to resolve this over issuance of 2,758,620 shares resulting from this over conversion of $24,000 principal of notes payable in the near future.

On July 11, 2021, the Company’s Board unanimously approved an Amendment to our Articles of Incorporation (the “Authorized Share Amendment”) to increase the number of authorized shares of Common Stock of the Company from 250,000,000 to 500,000,000 and to increase the number of authorized shares of Preferred Stock of the Company from 2,000,000 to 5,000,000 with the Board maintaining the discretion of whether or not to implement the increase in authorized shares of Common and Preferred Stock. On July 11, 2021, the Majority Stockholders delivered an executed written consent in lieu of a special meeting (the “Stockholder Consent”) authorizing and approving the Authorized Share Amendment and the increase in authorized shares of Common and Preferred Stock. On August 14, 2021, the Company filed its Information Statement on Form DEF 14C.

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). Under the terms of the Agreement, the Company is to purchase all outstanding shares of common stock (hereinafter, the “LES Shares”) issued by LES and held by the Shareholder. In consideration for the purchase of the LES Shares, the Company shall pay to the Shareholder” (i) $50,000 upon execution of the Agreement that shall be held in escrow, (ii) $1,300,000 at Closing, and (iii) 1,000,000 shares of the Company’s common stock. LES shall have a two-year audit completed during the due diligence period. Closing shall occur on or before 15 days after the Company receives the final audit letter. The Agreement includes customary representations, warranties and covenants, and customary conditions to closing, expense and reimbursement obligations and termination provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Deep Green Waste & Recycling, Inc. (f/k/a Critic Clothing, Inc.) (“Deep Green”, the “Company”, “we”, “us”, or “our”) is a publicly quoted company seeking to create value for its shareholders by seeking to acquire other operating entities for growth in return for shares of our common stock.

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

Asset Purchase Agreement

On February 8, 2021, the Company, through its wholly owned subsidiary DG Research, Inc. (the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with Amwaste, Inc. (the “Seller”). Under the terms of the Agreement, the Buyer agreed to purchase from the Seller certain assets (the “Assets”) utilized in the Seller’s waste management business located in Glynn County, Georgia. In consideration for the purchase of the Assets, the Buyer paid the seller $160,000 and issued the Seller 2,000,000 shares of the Company’s restricted common stock. The Buyer remitted $50,000 at Closing and issued the Seller a Promissory Note (the “Note”) in the amount of $110,000, which was paid April 9, 2021. The Note was secured by the Assets purchased through the Agreement. The transaction closed on February 11, 2021.

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

Discussion for the three months ended June 30, 2021 and June 30, 2020 (Unaudited):

Results of Operations:

	June 30, 2021	June 30, 2020	$ Change
Gross revenue	$51,428	$-	$51,233
Operating expenses	205,822	30,540	175,282
Loss from Operations	(175,538)	(30,540)	(144,998)
Other Income (Expense)	(499,806)	(93,236)	(406,570)
Net Income (Loss)	(675,344)	(123,776)	(551,568)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the three months ended June 30, 2021 and 2010, we generated $51,428 and $0 revenue, respectively.

Operating Expenses

Our operating expenses were $205,822 and $30,540 for the three months ended June 30, 2021 and 2020, respectively. The increase in operating expenses for the three months ended June 30, 2021 was largely attributable to officers and directors compensation in the amount of $45,149.

We anticipate that our cost of revenues will increase in 2021 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

We incurred $22,121 and $0 in stock-based compensation for the three months ended June 30, 2021 and 2020. Other officers and directors compensation for the three months ended June 30, 2021 and 2020 was $23,028 and $10,000 respectively

Loss from Operations

The Company’s loss from operations increased to $175,538 for the three months ended June 30, 2021 from $30,540 in 2020, an increase of $144,998.

Other Income (Expense)

Other income (expense) increased to ($499,806) for the three months ended June 30, 2021 and included derivative liability income of $255,416, loss on conversions of debt of $442,829, and interest expenses of $312,393. Other expense was ($93,236) for the three months ended June 30, 2020 and included derivative liability expense of $63,818 and interest expense of $29,418.

Net Loss

For the three months ended June 30, 2021, our net loss increased to $675,344, as compared to a net loss of $123,776 for three months ended June 30, 2020, an increase of $551,568. The increase in net loss was largely attributable to the Company’s increases in operating expenses and other expenses.

Discussion for the six months ended June 30, 2021 and June 30, 2020 (Unaudited):

Results of Operations:

	June 30, 2021	June 30, 2020	$ Change
Gross revenue	$76,265	$-	$76,265
Operating expenses	355,347	124,591	230,756
Loss from Operations	(307,247)	(124,591)	(182,656)
Other Income (Expense)	(696,235)	(130,741)	(565,494)
Net Income (Loss)	(1,003,482)	(255,332)	(748,150)
Net loss per share - basic and diluted	$(0.01)	$(0.00)	$-

Revenues

For the six months ended June 30, 2021 and 2010, we generated $76,265 and $0 revenue, respectively.

Operating Expenses

Our operating expenses were $355,347 and $124,591 for the six months ended June 30, 2021 and 2020, respectively.

We anticipate that our cost of revenues will increase in 2021 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

We incurred $46,911 and $33,600 in stock-based compensation for the six months ended June 30, 2021 and 2020. Other officers and directors compensation for the six months ended June 30, 2021 and 2020 was $44,028 and $20,000 respectively.

Loss from Operations

The Company’s loss from operations increased to $307,247 for the six months ended June 30, 2021 from $124,591 in 2020, an increase of $182,656.

Other Income (Expense)

Other income (expense) decreased to ($696,235) for the six months ended June 30, 2021 and included interest expense of $350,886, loss on conversions of debt of $442,829 and derivative liability expense of $97,480. Other income (expense) was ($130,741) for the six months ended June 30, 2020 and included interest expense of $54,220 and derivative liability expense of $76,521.

Net Loss

For the six months ended June 30, 2021, our net loss increased to $1,003,482, as compared to a net loss of $255,332 for six months ended June 30, 2020, an increase of $748,150. The increase in net loss was due to the $230,756 increase in operating expenses and the $565,494 increase in other expenses offset partially by the $48,000 increase in gross profit.

Liquidity and Capital Resources

At June 30, 2021, we had current assets of $86,505 and current liabilities of $4,822,809 resulting in negative working capital of $4,736,304, of which $2,963,045 was accounts payable and $187,181 was included in accrued interest. At June 30, 2021, we had total assets of $381,990 and total liabilities of $4,822,809 resulting in stockholders’ deficit of $4,440,819.

At December 31, 2020, we had current assets of $757 and current liabilities of $4,373,037 resulting in negative working capital of $4,372,280, of which $2,948,964 was accounts payable and $86,307 was included in deferred compensation. At December 31, 2020, we had total assets of $15,555 and total liabilities of $4,373,037 resulting in stockholders’ deficit of $4,357,482.

Accounts Payable

At June 30, 2021, the Company had accounts payable of $2,963,045 that consisted of $492,319 in default judgments due to prior vendors, $2,250,420 due to vendors for materials and services and $220,306 due for credit card obligations.

At December 31, 2020, the Company had accounts payable of $2,948,964 that consisted of $487,615 in default judgments due to prior vendors, $2,241,043 due to vendors for materials and services and $220,306 due for credit card obligations.

Debt

At June 30, 2021, the Company had outstanding debt of $959,423 that consisted of $888,109 of debt in technical default, $42,947 in loans payable to officers and directors and $28,367 due to others. Please see NOTE F – DEBT for further information.

At December 31, 2020, the Company had outstanding debt of $896,584 that consisted of $888,109 of debt in technical default and $8,475 other debt. Please see NOTE F – DEBT for further information.

Capital Raising

For the six months ended June 30, 2021 and the twelve months ended December 31, 2020, the Company raised $592,839 and $131,475 through the issuance of Convertible Promissory Notes or loans from officers, respectively.

Cash on Hand

Our cash on hand as of June 30, 2021 and December 31, 2020 was $39,993 and $757, respectively.

Satisfaction of Outstanding Liabilities

As of June 30, 2021, the Company has a liability of $492,319 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Debt

Our Debt was $959,423 and $896,584 at June 30, 2021 and December 31, 2020, respectively. Included within the Debt was the following at June 30, 2021: (i) Note payable to Seller of CARE in the amount of $315,810 dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021; and (ii) Note payable to Seller of CFSI in the amount of $179,190 dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021. The Company disputes these liabilities based on Seller’s misrepresentations in connection with the sale of CARE and CFSI to Deep Green effective October 1, 2017. The Company has not made any of the payments required under these notes. In addition, (iii) $387,535 due under Factor agreement with AEC Yield Capital, LLC and Notice of Default; and (iv) $5,574 due under a short-term capital lease; and (v) $42,947 as loans payable to officers; and (vii) $28,637 other debt. Please see NOTE F – DEBT for further information.

Convertible Notes

On June 4, 2021, the Company issued Quick Capital, LLC (“Quick”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Fifty Thousand and NO/100 Dollars ($150,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 4, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and Quick also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 20,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay Quick certain payments for such failures. The transaction closed on June 8, 2021. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.

On June 4, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Fifty Thousand and NO/100 Dollars ($150,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 4, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 20,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on June 8, 2021. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.

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

Cash Flows

We had net cash used in operating activities for the six months ended June 30, 2021 and 2020 of $236,418 and $34,639, respectively.

We had net cash used in investing activities for the six months ended June 30, 2021 and 2020 of $207,185 and $0, respectively.

We had net cash provided by financing activities for the six months ended June 30, 2021 and 2020 of $482,839 and $133,965, respectively.

Required Capital Over the Next Twelve Months

We expect to incur losses from operations for the near future. We believe we will have to raise an additional $2,500,000 to expand our operations over the next twelve months, including roughly $75,000 to remain current in our filings with the SEC. The additional funds will be utilized for hiring ancillary staff and key personnel, corporate website and SEO development, acquisition(s) in the waste and recycling management sector and day to day operations.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the six months ended June 30, 2021 and fiscal year ended December 31, 2020, the Company issued and/or sold the following unregistered securities:

Common Stock

For the six months ended June 30, 2021

On June 24, 2021, the Company issued 14,700,000 shares of common stock in satisfaction of $114,660 principal. The $120,540 excess of the $235,200 fair value of the 14,700,000 shares over the $114,660 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2021.

On June 24, 2021, the Company issued 7,225,972 shares of common stock in satisfaction of $51,369 principal and $658 interest. The $63,589 excess of the $115,616 fair value of the 7,225,972 shares over the $52,027 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2021.

On May 12, 2021, the Company issued 6,000,000 shares of common stock in satisfaction of $60,000 principal. The $123,600 excess of the $183,600 fair value of the 6,000,000 shares over the $60,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2021.

On May 12, 2021, the Company issued 4,000,000 shares of common stock in satisfaction of $40,000 principal. The $83,600 excess of the $123,600 fair value of the 4,000,000 shares over the $40,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2021.

On May 12, 2021, the Company issued 2,500,000 shares of common stock in satisfaction of $25,000 principal. The $51,500 excess of the $76,500 fair value of the 2,500,000 shares over the $25,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2021.

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

The number of common shares authorized with a par value of $0.0001 per share at June 30, 2021 and December 31, 2019 is 250,000,000 and 250,000,000, respectively. At June 30, 2021 and December 31, 2019, there are 169,394,790 and 129,836,060 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the six months ended June 30, 2021

None.

For the year ended December 31, 2020

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds.

On January 22, 2020, the Company issued 25,000 shares of Series B Preferred Stock to Bill Edmonds in satisfaction of $25,000 of the Company’s deferred compensation liability to Mr. Edmonds.

The number of preferred shares authorized with a par value of $0.0001 per share at June 30, 2021 and December 31, 2020 is 2,000,000 and 2,000,000, respectively. At June 30, 2021 and December 31, 2020, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

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

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
2.1	Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.2	Articles of Merger of Deep Green Acquisition, LLC and Deep Green Waste & Recycling, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.3	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.4	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Columbia Financial services, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with St. James Capital Management, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.6	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with Mirabile Corporate Holdings, Inc. dated August 7, 2018 (previously filed with Form S-1 on March 18, 2020)
3.1	Articles of Incorporation Evader, Inc. dated August 24, 1995 (previously filed with Form S-1 on March 18, 2020)
3.2	Certificate of Correction for Evader, Inc. dated December 28, 2005 (previously filed with Form S-1 on March 18, 2020)
3.3	Certificate of Designation of Series A Preferred Stock dated July 18, 2010 (previously filed with Form S-1 on March 18, 2020)
3.4	Articles of Conversion of Evader, Inc., Inc. dated April 25, 2012 effective May 25, 2012 (previously filed with Form S-1 on March 18, 2020)
3.5	Restated Certificate of Incorporation of Evader, Inc., Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.6	Bylaws of Evader, Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.7	Amendment to Articles of Incorporation of Evader, Inc. dated July 24, 2014 (previously filed with Form S-1 on March 18, 2020)
3.8	Amendment to Articles of Incorporation of Evader, Inc. dated August 14, 2014 (previously filed with Form S-1 on March 18, 2020)
3.9	Amendment to Articles of Incorporation of Evader, Inc. dated December 8, 2014 (previously filed with Form S-1 on March 18, 2020)
3.10	Amendment to Articles of Incorporation of Evader, Inc. dated August 13, 2015 (previously filed with Form S-1 on March 18, 2020)
3.11	Amendment to Articles of Incorporation of Evader, Inc. dated July 20, 2017 (name change to Critical Clothing, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.12	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
3.13	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated November 6, 2017 (name change to Deep Green Waste & Recycling, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.14	Certificate of Designation Series B Convertible Preferred Stock dated January 22, 2020 (previously filed with Form S-1 on March 18, 2020)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on March 18, 2020)
10.1	Board of Directors Services Agreement with Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.2	Board of Directors Services Agreement with Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.3	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.4	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.5	Employment Agreement between Deep Green Waste & Recycling, Inc. and Lloyd Spencer dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.6	Employment Agreement between Deep Green Waste & Recycling, LLC and David Bradford dated January 1, 2016 (previously filed with Form S-1 on March 18, 2020)
10.7	Employment Agreement between Deep Green Waste & Recycling, LLC and Bill Edmonds dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.8	Employment Agreement between Deep Green Waste & Recycling, Inc. and Josh Beckham dated February 5, 2018 (previously filed with Form S-1 on March 18, 2020)
10.9	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with David Bradford dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.10	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with Bill Edmonds dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.11	Consulting Agreement between Deep Green Waste & Recycling, Inc. and Sylios Corp dated December 16, 2019 (previously filed with Form S-1 on March 18, 2020)
10.12	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.13	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.14	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)

10.15	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.16	Acknowledgement of Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.17	Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.18	Convertible Promissory Note between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.19	Common Stock Purchase Warrant Agreement between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.20	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CFSI acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.21	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CARE acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.22	Notice of Default submitted by AEC Yield Capital, LLC dated July 31, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.23	Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated December 16, 2016 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.24	First Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated January 26, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.25	Second Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.26	Third Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.27	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and C Alvin Roberds, Jr. dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.28	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and C Alvin Roberds, Jr. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.29	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Mary Williams dated February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.30	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Mary Williams. dated as of February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.31	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Ellen Bailey dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.32	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Ellen Bailey. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.33	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.34	Registration Rights Agreement between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.35	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.36	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.37	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.38	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.39	ASSET PURCHASE AGREEMENT between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.40	Promissory Note between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.41	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.42	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.43	Consulting Agreement between the Company and Sylios Corp dated February 12, 2021 (previously filed with Form S-1 on April 16, 2021)
10.44	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Bill Edmonds dated April 9, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.45	Consulting Agreement between the Company and Sylios Corp dated May 10, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.46	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.47	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.48	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.49	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.50	Amendment to Consulting Agreement between the Company and Sylios Corp dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.51	Finder’s fee agreement between the Company and J.H. Darbie & Co., Inc. dated May 13, 2021 (previously filed with Form S-1/A on June 17, 2021)
10.52	Promissory Note between Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.53	Securities Purchase Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.54	Common Stock Purchase Warrant Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.55+	Stock Purchase Agreement between Deep Green Waste & Recycling, Inc., Jeremy Lyell and Lyell Environmental Services, Inc. dated July 11, 2021
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on March 18, 2020)
21.1	Certificate of Organization of Deep Green Waste & Recycling, LLC dated August 2, 2011 (previously filed with Form S-1 on March 18, 2020)
21.2	Articles of Incorporation of Jetty Enterprises, Inc. dated November 4, 1987 (previously filed with Form S-1 on March 18, 2020)
21.3	Amendment to Articles of Incorporation for Jetty Enterprises, Inc. dated May 21, 2993 (name change to Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
21.4	Articles of Incorporation for Columbia Financial Services, Inc. dated October 3, 1988 (previously filed with Form S-1 on March 18, 2020)
21.5	Articles of Incorporation of DG Research, Inc. dated July 22, 2020 (previously filed with Form S-1 on April 16, 2021)
31.1+	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Deep Green Waste & Recycling, Inc.

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2021

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Lloyd Spencer
Lloyd Spencer
President
(Principal Executive Officer)

