Form 10-Q
period 2021-09-30
Deep Green Waste & Recycling, Inc.
filed 2021-11-05
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, there were 219,603,072 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

3

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash ($51,000 in escrow for closing Lyell)	$51,878	$757
Accounts receivable, net of allowance for doubtful accounts of $545,420 at September 30, 2021 and $545,420 at December 31, 2020	6,929	-
Prepaid expenses and other current assets	38,393	-
Total current assets	97,200	757

Property and equipment, net	187,323	9,798
Intangible assets, net	95,233	-
Deposit	5,000	5,000
Total other assets	287,556	14,798
Total assets	$384,756	$15,555

LIABILITIES

Current liabilities:
Current portion of debt	$525,854	$896,584
Convertible notes payable, net of debt discounts of $53,556 and $5,238 at September 30, 2021 and December 31, 2020, respectively	46,444	10,762
Accounts payable	2,979,179	2,948,964
Accrued expenses	188,903	156,051
Deferred compensation	90,945	86,307
Accrued interest	66,011	162,074
Customer deposits payable	68,851	68,851
Derivative liability	-	43,444
Total current liabilities	3,966,187	4,373,037

Long-term liabilities:
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	3,966,187	4,373,037

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 500,000,000 and 250,000,000 shares authorized; 200,005,368 and 129,836,060 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$20,001	$12,984
Preferred Stock, $.0001 par value, $1 per share stated value, 5,000,000 and 2,000,000 shares authorized; 31,000 and 31,000 shares of Series B Convertible Preferred Stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	31,000	31,000
Additional paid-in capital	4,878,828	3,374,888
Accumulated deficit	(8,511,260)	(7,776,354)

Total stockholders’ deficit	(3,581,431)	(4,357,482)

Total liabilities and stockholders’ deficit	$384,756	$15,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2021 and 2020
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$43,915	$-	$120,180	$-

Total revenues	43,915	-	120,180	-

Cost of revenues	29,930	-	58,095	-
Gross profit	13,985	-	62,085	-

Operating expenses:
Selling, general and administrative	30,690	30,323	151,562	33,346
Officers and directors compensation (including stock-based compensation of $16,817, $18,768, $63,728 and $52,368 respectively)	101,645	46,268	192,584	99,868
Professional and consulting	52,283	48,008	169,936	107,294
Provision for doubtful accounts	-	-	-	2,675
Depreciation and amortization	18,657	2,656	44,540	8,663
Total operating expenses	203,275	127,255	558,622	251,846

Operating loss	(189,290)	(127,255)	(496,537)	(251,846)

Other (expense) income:
Derivative liability income (expense)	366,414	156,378	463,894	79,857
Loss on conversions of debt	(354,423)	(114,652)	(797,252)	(114,652)
Gain on write off of notes payable	652,559	-	652,559	-
Loss on disposal of assets	(17,747)	-	(17,747)	-
Interest expense (including amortization of debt discounts of $157,708, $93,241, $472,765 and $108,044 respectively)	(188,937)	(115,303)	(539,823)	(169,523)
Total other income (expense)	457,866	(73,577)	(238,369)	(204,318)

Net Income (loss)	$268,576	$(200,832)	$(734,906)	$(456,164)
Net loss per common share:
Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	194,886,945	110,211,097	155,783,440	107,135,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Unaudited)

For the three months ended September 30, 2021 and 2020:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at June 30, 2021	31,000	$31,000	169,394,790	$16,940	$4,291,077	$(8,779,836)	$(4,440,819)
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	25,098,081	2,510	530,719	-	533,229
Issuance of common stock and warrants as part of $100,000 convertible note issued on July 2, 2021	-	-	1,000,000	100	57,483	-	57,583
Warrant cashless exercise	-	-	4,512,497	451	(451)	-	-
Net income for the three months ended September 30, 2021	-	-	-	-	-	268,576	268,576
Balances at September 30, 2021	31,000	$31,000	200,005,368	$20,001	$4,878,828	$(8,511,260)	$(3,581,431)

Balances at June 30, 2020	31,000	$31,000	105,891,540	$10,589	$2,946,885	$(7,299,116)	$(4,310,642)
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	10,892,592	1,089	206,489	-	207,578
Warrant cashless exercise	-	-	262,481	26	(26)	-	-
Issuance of common shares relating to officer employment agreement	-	-	1,020,000	103	18,665	-	18,768
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(200,832)	(200,832)
Balances at September 30, 2020	31,000	$31,000	118,066,613	$11,807	$3,172,013	$(7,499,948)	$(4,285,128)

For the nine months ended September 30, 2021 and 2020:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2021	31,000	$31,000	129,836,060	$12,984	$3,374,888	$(7,776,354)	$(4,357,482)
Issuance of common stock for consulting services	-	-	750,000	75	29,775	-	29,850
Issuance of common stock to directors for accrued compensation	-	-	2,382,758	238	56,541	-	56,779
Issuance of common stock for Amwaste asset purchase	-	-	2,000,000	200	98,800	-	99,000
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	59,524,053	5,953	1,261,792	-	1,267,745
Issuance of common stock and warrants as part of $100,000 convertible note issued on July 2, 2021	-	-	1,000,000	100	57,483	-	57,583
Warrant cashless exercise	-	-	4,512,497	451	(451)	-	-
Net loss for the nine months ended September 30, 2021	-	-	-	-	-	(734,906)	(734,906)
Balances at September 30, 2021	31,000	$31,000	200,005,368	$20,001	$4,878,828	$(8,511,260)	$(3,581,431)

Balances at January 1, 2020	-	$-	105,051,540	$10,505	$2,913,369	$(7,043,784)	$(4,119,910)
Issuance of Preferred B stock in satisfaction of deferred compensation	31,000	31,000	-	-	-	-	31,000
Issuance of common stock to an officer for services	-	-	840,000	84	33,516	-	33,600
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	10,892,592	1,089	206,489	-	207,578
Warrant cashless exercise	-	-	262,481	26	(26)	-	-
Issuance of common shares relating to officer employment agreement	-	-	1,020,000	103	18,665	-	18,768
Net loss for the nine months ended September 30, 2020	-	-	-	-	-	(456,164)	(456,164)
Balances at September 30, 2020	31,000	$31,000	118,066,613	$11,807	$3,172,013	$(7,499,948)	$(4,285,128)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2021 and 2020

(Unaudited)

	September 30, 2021	September 30, 2020

OPERATING ACTIVITIES:
Net income (loss) for the period	$(734,906)	$(456,164)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,540	8,663
Provision for doubtful accounts	-	2,675
Amortization of debt discounts	472,765	108,044
Derivative liability (income) expense	(463,894)	(79,857)
Loss on conversions of debt	797,252	114,652
Gain on write off of notes payable	(652,559)	-
Loss on disposal of assets	17,747	-
Stock-based compensation	63,728	52,368
Changes in operating assets and liabilities:
Accounts receivable	(6,929)	-
Prepaid expenses and other current assets	(38,393)	-
Accounts payable	30,215	28,671
Accrued expenses	34,471	30,000
Deferred compensation	4,638	10,487
Accrued interest	67,058	54,180
Net cash used in operating activities	(364,267)	(126,281)

INVESTING ACTIVITIES:
Purchase of property and equipment	(205,382)	-
Purchase of intangible assets	(10,000)	-
Net cash used in investing activities	(215,382)	-

FINANCING ACTIVITIES:
Proceeds from convertible notes	616,500	123,000
Proceeds from other debt - net	19,893	-
Repayment of convertible note	(110,000)	-
Loans from officers and directors	104,377	5,445
Net cash provided by financing activities	630,770	128,445

NET INCREASE (DECREASE) IN CASH	51,121	2,164

CASH, BEGINNING OF PERIOD	757	735

CASH, END OF PERIOD	$51,878	$2,899

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discounts	$420,000	$120,000
Issuance of 25,000 shares, Series B Convertible Preferred Stock in satisfaction of deferred compensation liability	$-	$25,000
Issuance of 6,000 shares, Series B Convertible Preferred Stock in satisfaction of loans payable to officer	$-	$6,000
Issuance of common stock to directors for accrued compensation	$56,779	$-
Issuance of common stock and note payable to Seller of Amwaste, Inc. assets
Common stock	$99,000	$-
Note payable	110,000	-
Total	$209,000	$-
Issuance of common stock (fair value of $1,267,745) in satisfaction of notes payable ($465,810) and accrued interest ($4,683)	$470,493	$-
Issuance of common stock (fair value of $207,578) in satisfaction of notes payable ($91,000) and accrued interest ($1,926)	$-	$91,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

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

Effective October 1, 2017, Deep Green acquired Compaction and Recycling Equipment, Inc. (CARE), a Portland, Oregon based company that sells and services waste and recycling equipment. Deep Green purchased 100% of the common stock for $902,700. $586,890 was paid in cash at closing and a promissory note was executed in the amount of $315,810. Please see NOTE F – DEBT for further information.

Effective October 1, 2017, Deep Green acquired Columbia Financial Services, Inc, (CFSI), a Portland, Oregon based company that finances the purchases of waste and recycling equipment. Deep Green purchased 100% of the common stock for $597,300. $418,110 was paid in cash at closing and a promissory note was executed in the amount of $179,190. Please see NOTE F – DEBT for further information.

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

Securities Purchase Agreement

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 1,000,000 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 1,000,000 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92. The Promissory Note accrues interest at 7% per annum and is due on December 18, 2021. The transaction closed on October 19, 2021.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021. These financial statements should be read in conjunction with that report.

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

For the three and nine months ended September 30, 2021 and 2020

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2021 and December 31, 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the three and nine months ended September 30, 2021 and 2020

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

For the three and nine months ended September 30, 2021 and 2020

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

For the three and nine months ended September 30, 2021 and 2020

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

The Company early adopted ASU 2017-11. As a result, we have not recognized the fair value of any warrants containing down round features as liabilities. Please see NOTE I - CAPITAL STOCK for further information.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

NOTE C - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	September 30, 2021 (Unaudited)	December 31, 2020
Trucks	$90,832	$-
Containers	112,378	-
Software	99,025	99,025
Office equipment	60,974	60,974
Furniture and Fixtures	948	948
Waste and Recycling Equipment	20,972	18,800
Total	385,129	179,747
Accumulated depreciation and amortization	(197,806)	(169,949)

Net	$187,323	$9,798

NOTE D – INTANGIBLE ASSETS

Intangible assets consist of the following at:

	September 30, 2021 (Unaudited)	December 31, 2020
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	$109,000	$-
Total	109,000	-
Accumulated amortization	(13,767)	-

Net	$95,233	$-

The customer list and covenant not to compete is being amortized using the straight-line method over their estimated useful life of five years. For the nine months ended September 30, 2021 and 2020, amortization of intangible assets expense was $13,767 and $0, respectively.

At September 30, 2021, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2021 (excluding the nine months ended September 30, 2021)	$5,450
2022	21,800
2023	21,800
2024	21,800
2025	21,800
Thereafter	2,583
Total	$95,233

NOTE E – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	September 30, 2021 (Unaudited)	December 31, 2020
August 1, 2018 Default Judgment payable to Ohio vendor	$37,536	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,266,554	2,241,043
Credit card obligations	220,306	220,306

Total	$2,979,179	$2,948,964

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

NOTE F – DEBT

Debt consists of the following at:

	September 30, 2021 (Unaudited)	December 31, 2020
Note payable to Seller of CARE dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	$-	$315,810
Note payable to Seller of CFSI dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (1)	-	179,190
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	387,535	387,535
Short-term capital lease- 5 compactor leases (in technical default)	5,574	5,574
Loans payable to officers and directors, non-interest bearing, due on demand	104,377	-
Other	28,368	8,475
Total	525,854	896,584
Current portion of debt	(525,854)	(896,584)
Long-term portion of debt	$-	$-

(1)	On September 16, 2021, the Company entered into a Release and Settlement Agreement (the “Settlement Agreement”) with Gordon Boorse pertaining to the outstanding principal and interest outstanding on the Notes issued by the Company in the purchase of Compaction and Recycling Equipment, Inc. (the “CARE Note”) and Columbia Financial Services, Inc, (the “CFSI Note”). Under the terms of the Settlement Agreement, the Company abandoned all claims against Boorse with respect to its purchase of CARE and CFSI, and Boorse forgave the outstanding principal ($495,000) and interest ($157,995) due under the CARE and CFSI Notes.

NOTE G – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of:

	September 30, 2021 (Unaudited)	December 31, 2020
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date June 23, 2020 – net of unamortized debt discount of $0 and $5,238 at September 30, 2021 and December 31, 2020, respectively (i)	$-	$10,762
Unsecured Convertible Promissory Note payable to Labrys Fund, LP: Issue date July 2, 2021 – net of unamortized debt discount of $53,556 and $0 at September 30, 2021 and December 31, 2020, respectively (ii)	46,444	-
Total	$46,444	$10,762

(i)	On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note was convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note had a term of one (1) year and beared interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company didn’t maintain the registration requirements provided for in the RRA, the Company was obligated to pay GPL certain payments for such failures. As of September 30, 2021, the note was paid in full.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

NOTE G – CONVERTIBLE NOTES PAYABLE (continued)

(ii)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. Holder shall be entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note has a term of one (1) year and bears interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA. As of September 30, 2021, $100,000 principal plus $2,959 interest were due.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

NOTE H - DERIVATIVE LIABILITY

The derivative liability at September 30, 2021 and December 31, 2020 consisted of:

	September 30, 2021 (Unaudited)	December 31, 2020
Convertible Promissory Note payable to GPL Ventures, LLC. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.	$-	$43,444

Total	$-	$43,444

The above Convertible Promissory Note (the “Note”) contained a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Note was indeterminate. Accordingly, we recorded the fair value of the embedded conversion feature as a derivative liability at the issuance date of the Note and charged the applicable amounts to debt discount and the remainder to other expense. The increase (decrease) in the fair value of the derivative liability from the issuance date of the Note to the measurement date is charged (credited) to other expense (income).

The fair value of the derivative liability was measured at December 31, 2020 using the Black Scholes option pricing model. Assumptions at December 31, 2020 were (1) stock price of $0.0329 per share, (2) conversion price of $0.00906 per share, (3) term of 174 days, (4) expected volatility of 143.21% and (5) risk free interest rate of 0.09%.

NOTE I - CAPITAL STOCK

Amendment

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

At September 30, 2021 and December 31, 2020, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

For the three and nine months ended September 30, 2021 and 2020

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

At September 30, 2021 and December 31, 2020, there were 31,000 and 31,000 shares of Series B Preferred Stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

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

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

Common Stock and Preferred Stock Issuances

For the nine months ended September 30, 2021 and fiscal year ended December 31, 2020, the Company issued and/or sold the following securities:

Common Stock

For the nine months ended September 30, 2021

On September 21, 2021, the Company issued a warrant holder 4,512,497 shares of common stock as a cashless exercise of a warrant.

On July 9, 2021, the Company issued 7,823,177 shares of common stock in satisfaction of $41,000 principal and $3,062 interest. The $114,748 excess of the $158,810 fair value of the 7,823,177 shares over the $44,062 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2021.

On July 8, 2021, the Company issued 1,000,000 shares of common stock in satisfaction of the Commitment Shares due the Labrys Fund, LP. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.

On July 2, 2021, the Company issued 4,629,964 shares of common stock in satisfaction of $35,340 principal and $774 interest. The $72,690 excess of the $108,804 fair value of the 4,629,964 shares over the $36,114 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2021.

On July 2, 2021, the Company issued 4,344,595 shares of common stock in satisfaction of $33,888 principal. The $68,210 excess of the $102,098 fair value of the 4,344,595 shares over the $33,888 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2021.

On July 1, 2021, the Company issued 8,300,345 shares of common stock in satisfaction of $64,554 principal and $189 interest. The $98,774 excess of the $163,517 fair value of the 8,300,345 shares over the $64,743 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2021.

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

The number of common shares authorized with a par value of $0.0001 per share at September 30, 2021 and December 31, 2020 is 500,000,000 and 250,000,000, respectively. At September 30, 2021 and December 31, 2020, there are 200,005,368 and 129,836,060 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the nine months ended September 30, 2021

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

The number of preferred shares authorized with a par value of $0.0001 per share at September 30, 2021 and December 31, 2020 is 5,000,000 and 2,000,000, respectively. At September 30, 2021 and December 31, 2020, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2020	-	80,000	80,000
Warrants expired on February 19, 2021	-	(30,000)	(30,000)
Warrants expired on March 16, 2021	-	(50,000)	(50,000)
Warrant issued on July 2, 2021 (i)	-	5,000,000	5,000,000
Cashless exercise of warrant on September 21, 2021	-	(5,000,000)	(5,000,000)
Balance, September 30, 2021	-	-	-

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. Holder shall be entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note has a term of one (1) year and bears interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On September 21, 2021, the Company issued Labrys 4,512,497 shares of common stock as a cashless exercise of the warrant.

As of September 30, 2021, the Company had no warrants issued or outstanding.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

NOTE J - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the difference are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021 (Unaudited)	September 30, 2020 (Unaudited)	September 30, 2021 (Unaudited)	September 30, 2020 (Unaudited)
Expected tax at 21%	$56,401	$(42,175)	$(166,174)	$(95,794)
Non-deductible stock-based compensation	3,532	3,941	13,383	10,997
Non-deductible derivative liability expense (income)	(76,947)	(32,839)	(97,418)	(16,770)
Non-deductible amortization of debt discounts	33,119	19,581	99,281	22,689
Non-deductible loss on conversions of notes payable and accrued interest	74,429	24,077	167,423	24,077
Increase (decrease) in Valuation allowance	(90,534)	27,415	(16,495)	54,801
Provision for (benefit from) income taxes	$-	$-	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of September 30, 2021 and December 31, 2020 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2021 and December 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at September 30, 2021 for the years 2001 to 2017 expires in varying amounts from year 2021 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

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

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford will receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) shall remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) shall defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford is eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC hereby granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive has the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan (ISP), the LLC hereby grants the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. For the nine months ended September 30, 2021 and 2020, compensation to Mr. Bradford expensed under the above employment agreement was $31,500 and $0, respectively. As of September 30, 2021 and December 31, 2020, accrued compensation due Mr. Bradford was $36,750 and $10,500, respectively. As of September 30, 2021 and December 31, 2020, the deferred compensation balance due Mr. Bradford was $3,632 and $3,446, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds will receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) shall remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) shall defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds is eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmond’s employment agreement for an additional two-year period. As of September 30, 2021 and December 31, 2020, the deferred compensation balance due Mr. Edmonds was $87,314 and $82,861, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer is to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer is to receive 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. On January 24, 2020, 840,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement. On September 9, 2020, 1,020,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the nine months ended September 30, 2021 and 2020, compensation to Mr. Spencer expensed under the employment agreement was $31,500 and $0, respectively. As of September 30, 2021 and December 31, 2020, accrued compensation due Mr. Spencer was $36,750 and $10,500, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At September 30, 2021, the accrued compensation due Mr. Spencer under this agreement was $15,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At September 30, 2021, the accrued compensation due Mr. Edmonds under this agreement was $15,000.

Consulting Agreement

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”) for preparation of the Company’s financial reports. Under the terms of the Agreement, the Consultant is to assist the Company in the preparation of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Registration Statements on Form S-1 and Form S-8. The Agreement shall have a term of one (1) year or until the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 is filed with the Securities and Exchange Commission. As compensation, the Consultant, or its designee, was to receive 2,500,000 shares of common stock. Pursuant to an Amendment to the Agreement dated June 4, 2021, instead of receiving 2,500,000 shares of common stock, the Consultant is to receive a total of $35,000 cash compensation: $15,000 payable on or before June 9, 2021 (which was paid and included in professional and consulting expenses in the three months ended June 30, 2021), $10,000 payable on or before September 10, 2021 (accrued at September 30, 2021 and included in professional and consulting expenses in the three months ended September 30, 2021) and $10,000 payable on or before December 10, 2021.

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

Legal

As indicated in NOTE E – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $492,319 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,486,860, which are mostly past due and remain unpaid by Deep Green. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018 Please see NOTE F – DEBT.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of September 30, 2021, we had cash of $51,878, current assets of $97,200, current liabilities of $3,966,187 and an accumulated deficit of $8,511,260. For the nine months ended September 30, 2021 and 2020, we used cash from operating activities of $364,267 and $126,281, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through November 2022.

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

NOTE M – RELATED PARTY TRANSACTIONS

During the period January 1, 2018 to August 7, 2018 (the date of Deep Green’s cessation of its waste recycling business), Deep Green used an entity controlled by Deep Green’s then Chief Executive Officer as a subcontractor to service certain customers of Deep Green. Charges to cost of revenues from this related party totaled $29,190 for the year ended December 31, 2018. At September 30, 2021 and December 31, 2020, Deep Green had an account payable to this entity in the amount of $57,600.

On April 9, 2021, the Company issued Bill Edmonds (“Mr. Edmonds”), an officer and director of the Company, a Convertible Promissory Note (the “Note”) in the amount of One Hundred Ten Thousand and NO/100 Dollars ($110,000). The Note accrued interest at 12% if paid within 60 days and thereafter 15% compounding monthly. The Note was convertible, in whole or in part, at any time and from time to time before maturity (June 9, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder was 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note was paid in full on June 9, 2021.

NOTE N – SUBSEQUENT EVENTS

On October 5, 2021, the Company issued Lloyd Spencer, the Company’s Chief Executive Officer, 4,000,000 shares of common stock under the Company’s 2021 Stock Option Incentive Plan in satisfaction of $98,000 of accrued wages.

On October 6, 2021, the Company issued Lloyd Spencer, the Company’s Chief Executive Officer, 2,000,000 shares of common stock in satisfaction for services rendered on behalf of the Company. The $48,000 fair value of the 2,000,000 shares at October 6, 2021 will be charged to officers and directors compensation in the three months ended December 31, 2021.

On October 6, 2021, the Company issued David Bradford, the Company’s Chief Operating Officer, 6,000,000 shares of common stock in satisfaction for services rendered on behalf of the Company. The $144,000 fair value of the 6,000,000 shares at October 6, 2021 will be charged to officers and directors compensation in the three months ended December 31, 2021.

On October 6, 2021, the Company issued Bill Edmonds, the Company’s Chief Financial Officer, 2,000,000 shares of common stock in satisfaction for services rendered on behalf of the Company. The $48,000 fair value of the 2,000,000 shares at October 6, 2021 will be charged to officers and directors compensation in the three months ended December 31, 2021.

Closing of Securities Purchase Agreement

On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 1,000,000 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 1,000,000 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92. The Promissory Note accrues interest at 7% per annum and is due on December 18, 2021. The transaction closed on October 19, 2021.

Note Purchase Agreement

On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. The transaction closed on October 19, 2021.

The Note is guaranteed by the Company and its subsidiaries. The Note and the guarantees are secured by a pledge of substantially all of the assets of the Company and the guarantors.

As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years.

The Company agreed to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 14 days of the execution of the NPA. The Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on October 28, 2021.

 On October 22, 2021, Deep Green Waste & Recycling, Inc. signed a non-binding Letter of Intent with a debris hauling company in the State of Georgia with respect to a proposed transaction in which Deep Green would purchase all the assets used or useful in the operation of the debris hauling company’s business. There are no guarantees that the proposed transaction will close.

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

Effective October 1, 2017, Deep Green acquired Compaction and Recycling Equipment, Inc. (CARE), a Portland, Oregon based company that sells and services waste and recycling equipment. Deep Green purchased 100% of the common stock for $902,700. $586,890 was paid in cash at closing and a promissory note was executed in the amount of $315,810. Please see NOTE F – DEBT for further information.

Effective October 1, 2017, Deep Green acquired Columbia Financial Services, Inc, (CFSI), a Portland, Oregon based company that finances the purchases of waste and recycling equipment. Deep Green purchased 100% of the common stock for $597,300. $418,110 was paid in cash at closing and a promissory note was executed in the amount of $179,190. Please see NOTE F – DEBT for further information.

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

Securities Purchase Agreement

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 1,000,000 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 1,000,000 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92. The Promissory Note accrues interest at 7% per annum and is due on December 18, 2021. The transaction closed on October 19, 2021.

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

Discussion for the three months ended September 30, 2021 and September 30, 2020 (Unaudited):

Results of Operations:

	September 30, 2021	September 30, 2020	$ Change
Gross revenue	$43,915	$-	$43,915
Operating expenses	203,275	127,255	76,020
Loss from Operations	(189,290)	(127,255)	(62,035)
Other income (expense)	457,866	(73,577)	531,443
Net income (loss)	268,576	(200,832)	469,408
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the three months ended September 30, 2021 and 2020, we generated $43,915 and $0 revenue, respectively.

Operating Expenses

Our operating expenses were $203,275 and $127,255 for the three months ended September 30, 2021 and 2020, respectively.

We anticipate that our cost of revenues will increase in 2021 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

We incurred $16,817 and $18,768 in stock-based compensation for the three months ended September 30, 2021 and 2020. Other officers and directors compensation for the three months ended September 30, 2021 and 2020 was $84,828 and $27,500 respectively.

Loss from Operations

The Company’s loss from operations increased to $189,290 for the three months ended September 30, 2021 from operating loss of $127,255 in 2020, an increase of $62,035.

Other Income (Expense)

Other income (expense) was $457,866 for the three months ended September 30, 2021 and included interest expense of ($188,937), loss on conversions of debt of ($354,423) offset by derivative liability income of $366,414 and gain on write off of notes payable of $652,559. Other expense was ($73,577) for the three months ended September 30, 2020 and included interest expense of ($115,303) and loss on conversions of convertible notes payable of ($114,652) offset by derivative income of $156,378

Net Income (Loss)

For the three months ended September 30, 2021, our net income was $268,576, as compared to a net loss of ($200,832) for three months ended September 30, 2020, an increase of $469,408. The increase in net income was largely attributable to the gain on write off of notes payable of $652,559 and derivative liability income in the amount of $366,414.

Discussion for the nine months ended September 30, 2021 and September 30, 2020 (Unaudited):

Results of Operations:

	September 30, 2021	September 30, 2020	$ Change
Gross revenue	$120,180	$-	$120,180
Operating expenses	558,622	251,846	306,776
Loss from operations	(496,537)	(251,846)	(244,691)
Other income (expense)	(238,369)	(204,318)	(34,051)
Net income (loss)	(734,906)	(456,164)	(278,742)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the nine months ended September 30, 2021 and 2020, we generated $120,180 and $0 revenue, respectively.

Operating Expenses

Our operating expenses were $558,622 and $251,846 for the nine months ended September 30, 2021 and 2020, respectively.

We anticipate that our cost of revenues will increase in 2021 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

We incurred $63,728 and $52,368 in stock-based compensation for the nine months ended September 30, 2021 and 2020. Other officers and directors compensation for the nine months ended September 30, 2021 and 2020 was $128,856 and $47,500 respectively.

Loss from Operations

The Company’s loss from operations increased to $496,537 for the nine months ended September 30, 2021 from $251,846 in 2020, an increase of $252,671.

Other Income (Expense)

Other income (expense) increased to ($238,369) for the nine months ended September 30, 2021 and included interest expense of ($539,823) and loss on conversions of convertible notes payable of ($797,252) offset by derivative liability income of $463,894 and gain on write off of notes payable of $652,559. Other income (expense) was ($204,318) for the nine months ended September 30, 2020 and included interest expense of ($169,523) and loss on conversions of convertible notes payable of ($114,652) offset by derivative liability income of $79,857.

Net Income (Loss)

For the nine months ended September 30, 2021, our net income (loss) increased to ($734,906), as compared to a net loss of ($456,164) for nine months ended September 30, 2020, an increase of ($278,842). The increase in net loss was largely attributable to the loss on conversions of debt of $797,252 and interest expenses of $539,823.

Liquidity and Capital Resources

At September 30, 2021, we had current assets of $97,200 and current liabilities of $3,966,187 resulting in negative working capital of $3,868,987, of which $2,979,179 was accounts payable and $66,011 was included in accrued interest. At September 30, 2021, we had total assets of $384,756 and total liabilities of $3,966,187 resulting in stockholders’ deficit of ($3,581,431).

At December 31, 2020, we had current assets of $757 and current liabilities of $4,373,037 resulting in negative working capital of $4,372,280, of which $2,948,964 was accounts payable and $86,307 was included in deferred compensation. At December 31, 2020, we had total assets of $15,555 and total liabilities of $4,373,037 resulting in stockholders’ deficit of $4,357,482.

Accounts Payable

At September 30, 2021, the Company had accounts payable of $2,979,179 that consisted of $492,319 in default judgments due to prior vendors, $2,266,554 due to vendors for materials and services and $220,306 due for credit card obligations.

At December 31, 2020, the Company had accounts payable of $2,948,964 that consisted of $487,615 in default judgments due to prior vendors, $2,241,043 due to vendors for materials and services and $220,306 due for credit card obligations.

Debt

At September 30, 2021, the Company had outstanding debt of $525,854 that consisted of $387,535 of debt in technical default, $104,377 in loans payable to officers and directors, $5,574 due a capital lease and $28,368 due to others. Please see NOTE F – DEBT for further information.

At December 31, 2020, the Company had outstanding debt of $896,584 that consisted of $888,109 of debt in technical default and $8,475 other debt. Please see NOTE F – DEBT for further information.

Capital Raising

For the nine months ended September 30, 2021 and the twelve months ended December 31, 2020, the Company raised $720,877 and $131,475 through the issuance of convertible promissory notes or loans from officers, respectively.

Cash on Hand

Our cash on hand as of September 30, 2021 and December 31, 2020 was $51,878 and $757, respectively.

Satisfaction of Outstanding Liabilities

As of September 30, 2021, the Company has a liability of $492,319 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Convertible Notes

On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. Holder shall be entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note has a term of one (1) year and bears interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA. As of September 30, 2021, $100,000 principal and $2,959 interest were due. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.

On June 4, 2021, the Company issued Quick Capital, LLC (“Quick”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Fifty Thousand and NO/100 Dollars ($150,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 4, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and Quick also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 20,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay Quick certain payments for such failures. The transaction closed on June 8, 2021. As of September 30, 2021, the Note was paid in full.

On June 4, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Fifty Thousand and NO/100 Dollars ($150,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 4, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 20,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on June 8, 2021. As of September 30, 2021, the Note was paid in full.

On March 2, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Fifty Thousand and NO/100 Dollars ($50,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (March 2, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on March 9, 2021. As of September 30, 2021, the Note was paid in full.

On February 5, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Seventy-Five Thousand and NO/100 Dollars ($75,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (February 5, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. As of September 30, 2021, the Note was paid in full.

On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. In the twelve months ended December 31, 2020, a total of $84,000 (of the $100,000 Note) was converted into shares of the Company’s common stock. As of September 30, 2021, the Note was paid in full. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.

Cash Flows

We had net cash used in operating activities for the nine months ended September 30, 2021 and 2020 of ($364,267) and ($126,281), respectively.

We had net cash used in investing activities for the nine months ended September 30, 2021 and 2020 of ($215,382) and $0, respectively.

We had net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 of $630,770 and $128,445, respectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the nine months ended September 30, 2021 and fiscal year ended December 31, 2020, the Company issued and/or sold the following unregistered securities:

Common Stock

For the nine months ended September 30, 2021

On September 21, 2021, the Company issued a warrant holder 4,512,497 shares of common stock as a cashless exercise of a warrant.

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

On July 8, 2021, the Company issued 1,000,000 shares of common stock in satisfaction of the Commitment Shares due the Labrys Fund, LP as per the terms of the SPA.

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

The number of common shares authorized with a par value of $0.0001 per share at September 30, 2021 and December 31, 2020 is 500,000,000 and 250,000,000, respectively. At September 30, 2021 and December 31, 2020, there are 200,005,368 and 129,836,060 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the nine months ended September 30, 2021

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

The number of preferred shares authorized with a par value of $0.0001 per share at September 30, 2021 and December 31, 2020 is 5,000,000 and 2,000,000, respectively. At September 30, 2021 and December 31, 2020, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

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

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
2.1	Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.2	Articles of Merger of Deep Green Acquisition, LLC and Deep Green Waste & Recycling, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.3	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.4	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Columbia Financial services, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with St. James Capital Management, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.6	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with Mirabile Corporate Holdings, Inc. dated August 7, 2018 (previously filed with Form S-1 on March 18, 2020)
3.1	Articles of Incorporation Evader, Inc. dated August 24, 1995 (previously filed with Form S-1 on March 18, 2020)
3.2	Certificate of Correction for Evader, Inc. dated December 28, 2005 (previously filed with Form S-1 on March 18, 2020)
3.3	Certificate of Designation of Series A Preferred Stock dated July 18, 2010 (previously filed with Form S-1 on March 18, 2020)
3.4	Articles of Conversion of Evader, Inc., Inc. dated April 25, 2012 effective May 25, 2012 (previously filed with Form S-1 on March 18, 2020)
3.5	Restated Certificate of Incorporation of Evader, Inc., Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.6	Bylaws of Evader, Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.7	Amendment to Articles of Incorporation of Evader, Inc. dated July 24, 2014 (previously filed with Form S-1 on March 18, 2020)
3.8	Amendment to Articles of Incorporation of Evader, Inc. dated August 14, 2014 (previously filed with Form S-1 on March 18, 2020)
3.9	Amendment to Articles of Incorporation of Evader, Inc. dated December 8, 2014 (previously filed with Form S-1 on March 18, 2020)
3.10	Amendment to Articles of Incorporation of Evader, Inc. dated August 13, 2015 (previously filed with Form S-1 on March 18, 2020)
3.11	Amendment to Articles of Incorporation of Evader, Inc. dated July 20, 2017 (name change to Critical Clothing, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.12	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
3.13	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated November 6, 2017 (name change to Deep Green Waste & Recycling, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.14	Certificate of Designation Series B Convertible Preferred Stock dated January 22, 2020 (previously filed with Form S-1 on March 18, 2020)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on March 18, 2020)
10.1	Board of Directors Services Agreement with Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.2	Board of Directors Services Agreement with Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.3	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.4	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.5	Employment Agreement between Deep Green Waste & Recycling, Inc. and Lloyd Spencer dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.6	Employment Agreement between Deep Green Waste & Recycling, LLC and David Bradford dated January 1, 2016 (previously filed with Form S-1 on March 18, 2020)
10.7	Employment Agreement between Deep Green Waste & Recycling, LLC and Bill Edmonds dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.8	Employment Agreement between Deep Green Waste & Recycling, Inc. and Josh Beckham dated February 5, 2018 (previously filed with Form S-1 on March 18, 2020)
10.9	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with David Bradford dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.10	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with Bill Edmonds dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.11	Consulting Agreement between Deep Green Waste & Recycling, Inc. and Sylios Corp dated December 16, 2019 (previously filed with Form S-1 on March 18, 2020)
10.12	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.13	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.14	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)

10.15	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.16	Acknowledgement of Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.17	Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.18	Convertible Promissory Note between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.19	Common Stock Purchase Warrant Agreement between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.20	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CFSI acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.21	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CARE acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.22	Notice of Default submitted by AEC Yield Capital, LLC dated July 31, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.23	Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated December 16, 2016 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.24	First Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated January 26, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.25	Second Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.26	Third Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.27	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and C Alvin Roberds, Jr. dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.28	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and C Alvin Roberds, Jr. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.29	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Mary Williams dated February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.30	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Mary Williams. dated as of February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.31	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Ellen Bailey dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.32	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Ellen Bailey. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.33	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.34	Registration Rights Agreement between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.35	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.36	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.37	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.38	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.39	ASSET PURCHASE AGREEMENT between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.40	Promissory Note between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.41	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.42	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.43	Consulting Agreement between the Company and Sylios Corp dated February 12, 2021 (previously filed with Form S-1 on April 16, 2021)
10.44	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Bill Edmonds dated April 9, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.45	Consulting Agreement between the Company and Sylios Corp dated May 10, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.46	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.47	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.48	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.49	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.50	Amendment to Consulting Agreement between the Company and Sylios Corp dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.51	Finder’s fee agreement between the Company and J.H. Darbie & Co., Inc. dated May 13, 2021 (previously filed with Form S-1/A on June 17, 2021)
10.52	Promissory Note between Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.53	Securities Purchase Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.54	Common Stock Purchase Warrant Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.55	Stock Purchase Agreement between Deep Green Waste & Recycling, Inc., Jeremy Lyell and Lyell Environmental Services, Inc. dated July 11, 2021 (previously filed with Form 10-Q on August 16, 2021)
10.56	Note Purchase Agreement Deep Green Waste & Recycling, Inc., BHP Capital NY Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)
10.57	Secured Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on October 21, 2021)
10.58	Secured Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)
10.59	Security Agreement between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on October 21, 2021)
10.60	Security Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)
10.61	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on October 21, 2021)
10.62	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)
10.63	Promissory Note between Deep Green Waste & Recycling, Inc. and Jeremy D. Lyell (previously filed with Form 8-K on October 21, 2021)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on March 18, 2020)
21.1	Certificate of Organization of Deep Green Waste & Recycling, LLC dated August 2, 2011 (previously filed with Form S-1 on March 18, 2020)
21.2	Articles of Incorporation of Jetty Enterprises, Inc. dated November 4, 1987 (previously filed with Form S-1 on March 18, 2020)
21.3	Amendment to Articles of Incorporation for Jetty Enterprises, Inc. dated May 21, 2993 (name change to Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
21.4	Articles of Incorporation for Columbia Financial Services, Inc. dated October 3, 1988 (previously filed with Form S-1 on March 18, 2020)
21.5	Articles of Incorporation of DG Research, Inc. dated July 22, 2020 (previously filed with Form S-1 on April 16, 2021)
31.1+	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Deep Green Waste & Recycling, Inc.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2021

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Lloyd Spencer
Lloyd Spencer
President
(Principal Executive Officer)

