Form 10-K
period 2021-12-31
Deep Green Waste & Recycling, Inc.
filed 2022-04-14
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-56190

DEEP GREEN WASTE & RECYCLING, INC.
(Exact name of registrant as specified in its charter)

Wyoming	30-1035174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Edwards Plaza, #21266, Saint Simons Island, GA 31522

(Address of principal executive offices, including Zip Code)

(833) 304-7336

(Issuer’s telephone number, including area code)

NOT APPLICABLE

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value on June 30, 2021 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $990,992. The registrant does not have non-voting common stock outstanding.

As of April 13, 2022, there were 406,333,999 shares of the registrant’s common stock outstanding.

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

Effective October 1, 2017, Deep Green acquired Compaction and Recycling Equipment, Inc. (CARE), a Portland, Oregon based company that sells and services waste and recycling equipment. Deep Green purchased 100% of the common stock for $902,700. $586,890 was paid in cash at closing and a promissory note was executed in the amount of $315,810. Please see NOTE G – DEBT for further information.

Effective October 1, 2017, Deep Green acquired Columbia Financial Services, Inc, (CFSI), a Portland, Oregon based company that finances the purchases of waste and recycling equipment. Deep Green purchased 100% of the common stock for $597,300. $418,110 was paid in cash at closing and a promissory note was executed in the amount of $179,190. Please see NOTE G – DEBT for further information.

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

Securities Purchase Agreement

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 1,000,000 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 2,000,000 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92. The Promissory Note accrues interest at 7% per annum and is due on December 18, 2021. The transaction closed on October 19, 2021. On December 18, 2021, the Company and Shareholder agreed to extend the due date for the Promissory Note for 30 days. The Company made a payment of $140,000 on March 7, 2022 against the Promissory Note.

FoamShield, Inc. Letter of Intent

On December 21, 2021, the Company entered into a Letter of Intent (“LOI”) with FoamShield, Inc. (the “Seller”) whereby the Company would acquire all the assets used or useful in the operation of the Seller’s business, including all of the tangible and intangible assets owned by the principals of the Seller. As consideration for the acquisition of the assets, the Company shall issue the Seller 2,000,000 shares of common stock and a 4% royalty payment on all collected net sales revenues of the FoamShield product. Upon completion of its due diligence, the Company elected to terminate the transaction during the first quarter of 2022.

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

Research & Development

We had no expenses in Research and Development costs during the years ended December 31, 2021 and 2020.

Compliance Expenses

Our company incurs annual expenses to comply with state corporate governance and business licensing requirements. We estimate these costs to be under $2,000 per year for the establishment of foreign corporations in other states where we plan to operate.

Labor and Other Supplies

We currently have one part-time and two full-time employees (executive). We also currently have seven full-time employees at Lyell Environmental Services and two part-time and one full-time at AmWaste. We contract all labor for public company governance services, website development, accounting, legal and daily activities outside of management.

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

Executive Employees

As of the date of this Report, we have one part-time employee that serves in the role of Corporate Secretary, and two full-time employees that serve in the roles of Chief Executive Officer, President, Chief Operating Officer and Interim Chief Financial Officer. We plan to expand our management team within the next 12 months to include certain officers for any acquisitions and any new subsidiaries or operational activities management deems necessary. We consider our relations with our employees and consultants to be in good standing.

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

Company Information

We are a Wyoming for-profit corporation. Our corporate address is 260 Edwards Plaza, Suite 21266, Saint Simons Island, GA 31522, our telephone number is (833) 304-7336. The information on our website is not a part of this Annual Report on Form 10-K. The Company’s stock is quoted under the symbol “DGWR” on the OTCQB. The Company’s transfer agent is Transfer Online whose address is 512 SE Salmon St., Portland, OR 97214 and phone number is (503) 227-2950.

Available Information

Our website, www.deepgreenwaste.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below and other information in this Annual Report on Form 10-K, including the financial statements and related notes that appear at the end of this Annual Report on Form 10-K, before deciding to invest in our securities. These risks should be considered in conjunction with any other information included herein, including in conjunction with forward-looking statements made herein. If any of the following risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects.

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

We are highly dependent on our management team, specifically Bill Edmonds, the Company’s Chief Executive Officer and interim Chief Financial Officer. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

We will need to raise additional capital to continue operations over the coming year.

We anticipate the need to raise approximately $1,000,000 in capital to fund our operations through December 31, 2022 and approximately $2,500,000 over the next 24 months. We expect to use these cash proceeds, primarily for future acquisitions, expansion of our business plan and to remain in full legal and accounting compliance with the SEC. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

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

The Company will likely incur debt.

The Company has incurred high levels of debt and expects to incur future debt in order to fund operations. As of December 31, 2021, the Company has accounts payable of $3,098,770 (of which $487,615 is due under three default judgments), three outstanding convertible debentures totaling $1,358,671 and $387,535 due under a factoring agreement. Complying with obligations under such indebtedness may have a material adverse effect on the Company and on your investment. There is high risk of default, if the Company is not able to raise additional capital and there is no assurance that the Company will be able to do so. In the event we are unable to pay the amount due under the convertible debenture, the noteholder may at its election convert the note into shares of the Company’s common stock causing significant dilution to our shareholders. In the event we are unable to pay the amount due under our accounts payable, creditors may elect to bring further litigation to protect their claims or perfect their judgments. In the event the Company is not able to satisfy our debt obligations, we may be required to cease operations.

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

Authorization of preferred stock.

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. As of December 31, 2021, we have authorized and issued 5,000,000 and 31,000 shares (Series B Preferred Stock), respectively, of Preferred stock. Please see NOTE J - CAPITAL STOCK for further information.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 247,015,579 and 129,836,060 shares of common stock are issued and outstanding as of December 31, 2021 and December 31, 2020, respectively. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

As of December 31, 2021, we had (i) three outstanding convertible notes with a total principal amount of $1,358,671, which is convertible into an indeterminate number of shares of common stock, and (ii) 31,000 shares of our Series B Convertible Preferred Stock convertible into an undetermined number of shares of our common stock. Please see NOTE H – CONVERTIBLE NOTES PAYABLE and NOTE J - CAPITAL STOCK for further information.

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

The Company’s shares of common stock are quoted on the OTCQB Marketplace, which limits the liquidity and price of the Company’s common stock.

The Company’s shares of Common Stock are traded on the OTCQB Marketplace under the symbol “DGWR.” Quotation of the Company’s securities on the OTCQB Marketplace limits the liquidity and price of the Company’s Common Stock more than if the Company’s shares of Common Stock were listed on The Nasdaq Stock Market or a national exchange.

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

Our shareholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring shareholder approval will be decided by majority vote. The directors, officers and affiliates of Deep Green Waste beneficially own approximately 20% of our outstanding common stock either through direct ownership or through another class of capital stock that may be convertible into shares of our common stock. Due to such significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. Our Chief Executive Officer, Interim Chief Financial Officer and Director, Bill Edmonds, owns all (31,000) issued and outstanding shares of the Company’s Series B Preferred Stock, which has voting rights equal to 20,000 votes for each shares of Series B held. As of the date of this filing, Mr. Edmonds would have voting rights equal to 695,544,714 shares (620,000,000 voting shares through the Series B Preferred Stock and 75,544,714 shares of common stock held) or approximately 67.95% of the shares available to vote for a matter brought before shareholders.

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

Corporate office

Our current office space is located at 260 Edwards Plaza, Suite 21266, Saint Simons Island, GA 31522. We are currently entered into a month-to-month lease, but we believe we will be at our current office space for the foreseeable future.

Amwaste operations

In conjunction with the Amwaste Asset Acquisition, the Company acquired two storage yards. The first storage yard is located at 4150 Whitlock St., Brunswick, GA 31520 and the monthly rent is $500.00 The second storage yard is located at 170 Odom Lane, St. Simons Island, GA 31522 and the monthly rent is $100.

Lyell Environmental Services, Inc. operations

In conjunction with the Lyell Acquisition, the Company acquired an office that is located at 211 Shady Grove Rd, Nashville, TN 37214 and the monthly rent is $2,000.

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

On June 20, 2018, Central Ohio Contractors, Inc. (“Plaintiff”) filed a complaint against Deep Green Waste & Recycling, LLC (“Defendant”) with the Common Pleas Court of Franklin County, Ohio, alleging that the Defendant failed to pay Plaintiff for services rendered from January through March 2018 in the amount of $32,580.73. On August 1, 2018, the Court issued a Default Judgment against the Company in the amount of $32,580.73 and court costs of $251. Said total is to draw interest at the legal rate of 4.0% interest per annum beginning on April 30, 2018. As of December 31, 2021, $32,580.73 principal plus all post-judgment interest remains due.

On October 30, 2018, CoreCivic of Tennessee, LLC (“Plaintiff”) filed a complaint against Deep Green Waste & Recycling, LLC (“Defendant”) with the Chancery Court for Davidson County, Tennessee at Nashville, alleging that the Defendant defaulted on its payment obligations in the amount of $411,210.42 under the Master Waste & Recycling Agreement entered into between the parties and dated May 4, 2017. On January 14, 2019, the Court issued a a Default Judgment Certificate against the Company in the amount of $411,210.42 principal, $11,942.00 in prejudgment interest and post-judgment interest until the judgment is paid in full for a per diem interest amount of $81.15. As of December 31, 2021, $423,152.42 principal plus all post-judgment interest remains due.

On December 17, 2018, Angelo’s Aggregate Materials, Ltd (“Plaintiff”) filed a complaint against Deep Green Waste & Recycling, LLC (“Defendant”) with the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging that the Defendant failed to pay Plaintiff for services rendered from January 5, 2018 through March 31, 2018 in the amount of $29,777.41. On January 24, 2019, the Court issued a Default Judgment against the Company in the amount of $29,777.41, court costs in the sum of $510 and prejudgment interest from April 30, 2018 to January 30, 2019, in the sum of $1,349.62, computed at the statutory rate of 5.72% per annum, for the months of April through June 2018; 5.97% per annum for the months of July through September, 2018; 6.09% per annum for the months of October through December, 2018; and 6.33% per annum for the month of January 2019, for a total of $31,631.03, all which shall bear interest at the prevailing statutory rate of 6.33% per year from this date through December 31, 2019, for which let execution issue forthwith. As of December 31, 2021, $31,631.03 principal plus all post-judgment interest remains due.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock of the Company is currently trading on the OTCQB under the symbol “DGWR.” The following information reflects the high and low closing prices of the Company’s common stock on the OTCQB.

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
First Quarter	$0.06	$0.032
Second Quarter	$0.053	$0.024
Third Quarter	$0.05	$0.0093
Fourth Quarter	$0.033	$0.0102

Fiscal year ended December 31, 2020:
First Quarter	$0.06	$0.032
Second Quarter	$0.053	$0.024
Third Quarter	$0.05	$0.0093
Fourth Quarter	$0.033	$0.0102

Holders

As of December 31, 2021, there were 301 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2021 and 2020, each of the below transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act, Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

Common Stock

For the Year Ended December 31, 2021

On December 31, 2021, the Company issued a noteholder 6,802,721 shares of common stock in satisfaction of $39,167 principal. The $28,860 excess of the $68,027 fair value of the 6,802,721 shares over the $39,167 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On December 15, 2021, the Company issued a noteholder 5,714,286 shares of common stock in satisfaction of $35,677 principal and $5,323 interest. The $19,000 excess of the $60,000 fair value of the 5,714,286 shares over the $41,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On December 8, 2021, the Company issued a noteholder 4,264,392 shares of common stock in satisfaction of $31,343 interest. The $17,697 excess of the $49,041 fair value of the 4,264,392 shares over the $31,343 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On December 8, 2021, the Company issued a noteholder 2,448,980 shares of common stock in satisfaction of $18,000 interest. The $10,163 excess of the $28,163 fair value of the 2,448,980 shares over the $18,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On November 30, 2021, the Company issued a noteholder 2,082,128 shares of common stock in satisfaction of $18,000 interest. The $7,610 excess of the $25,610 fair value of the 2,082,128 shares over the $18,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On November 15, 2021, the Company issued a noteholder 3,000,000 shares of common stock in satisfaction of $30,000 interest. The $27,000 excess of the $57,000 fair value of the 3,000,000 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On November 15, 2021, the Company issued a noteholder 1,800,000 shares of common stock in satisfaction of $18,000 interest. The $16,200 excess of the $34,200 fair value of the 1,800,000 shares over the $18,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On October 19, 2021, the Company issued 2,000,000 shares of common stock as per the terms of the Securities Purchase Agreement with Jeremy Lyell.

On October 15, 2021, the Company issued a total of 300,000 shares of common stock to three employees (100,000 shares each) for services rendered.

On October 14, 2021, the Company issued 2,298,852 shares of common stock each to two Investors as per the terms of the Note Purchase Agreement entered into by the Company on the same date.

On October 6, 2021, the Company issued Bill Edmonds, the Company’s Chief Financial Officer, 2,000,000 shares of common stock in satisfaction for services rendered on behalf of the Company. The $48,000 fair value of the 2,000,000 shares at October 6, 2021 was charged to officers and directors compensation in the three months ended December 31, 2021.

On October 6, 2021, the Company issued David Bradford, the Company’s Chief Operating Officer, 6,000,000 shares of common stock in satisfaction for services rendered on behalf of the Company. The $144,000 fair value of the 6,000,000 shares at October 6, 2021 was charged to officers and directors compensation in the three months ended December 31, 2021.

On October 6, 2021, the Company issued Lloyd Spencer, the Company’s then Chief Executive Officer, 2,000,000 shares of common stock in satisfaction for services rendered on behalf of the Company. The $48,000 fair value of the 2,000,000 shares at October 6, 2021 was charged to officers and directors compensation in the three months ended December 31, 2021.

On October 5, 2021, the Company issued Lloyd Spencer, the Company’s then Chief Executive Officer, 4,000,000 shares of common stock under the Company’s 2021 Stock Option Incentive Plan. The $98,000 fair value of the 4,000,000 shares at October 5, 2021 was charged to officers and directors compensation in the three months ended December 31, 2021.

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

On July 8, 2021, the Company issued 1,000,000 shares of common stock in satisfaction of the Commitment Shares to a noteholder as per the terms of the Securities Purchase Agreement.

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

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K.

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

On October 1, 2017, the Company acquired Compaction and Recycling Equipment Inc (CARE), a Portland, Oregon based company that sells and services waste and recycling equipment. The Company purchased 100% of the common stock for $902,700, of which $586,890 was paid in cash at closing and a promissory note was executed in the amount of $315,810. The note pays simple interest at the rate of 7% per annum on the outstanding balance due, amortized over forty-eight months and payable in quarterly installments, with the first payment being due on the first day of the first month following 90 days after closing. Please see NOTE G – DEBT for further information.

On October 1, 2017, the Company acquired Columbia Financial Services Inc (CFSI), a Portland, Oregon based company that finances the purchases of waste and recycling equipment. Deep Green purchased 100% of the common stock for $597,300, of which $418,110 was paid in cash at closing and a promissory note was executed in the amount of $179,190. The note pays simple interest at the rate of 7% per annum on the outstanding balance due, amortized over forty-eight months and payable in quarterly installments, with the first payment being due on the first day of the first month following 90 days after closing. Please see NOTE G – DEBT for further information.

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

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 2,000,000 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 2,000,000 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92. The Promissory Note accrues interest at 7% per annum and is due on December 18, 2021. The transaction closed on October 19, 2021. The Company made a payment of $140,000 on March 7, 2022 against the Promissory Note.

On December 21, 2021, the Company entered into a Letter of Intent (“LOI”) with FoamShield, Inc. (the “Seller”) whereby the Company would acquire all the assets used or useful in the operation of the Seller’s business, including all of the tangible and intangible assets owned by the principals of the Seller. As consideration for the acquisition of the assets, the Company shall issue the Seller 2,000,000 shares of common stock and a 4% royalty payment on all collected net sales revenues of the FoamShield product. Upon completion of its due diligence, the Company elected to terminate the transaction during the first quarter of 2022.

Results of Operations

	December 31, 2021	December 31, 2020	$ Change	% Change
Gross revenue	$363,056	$-	$363,056	100.00%
Operating expenses	1,217,908	471,991	745,917	158.04%
Loss from Operations	(1,024,457)	(471,991)	(552,466)	-117.05%
Other income (expense)	(2,376,405)	(260,579)	(2,115,826)	-811.97%
Net income (loss)	(3,400,862)	(732,570)	(2,668,292)	-364.24%
Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.01)	-100.00%

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

For the years ended December 31, 2021 and 2020, we generated $363,056 and $- in revenue, respectively.

Operating Expenses and Net Loss

Our operating expenses were $1,024,457 and $471,991 for the years ended December 31, 2021 and 2020, respectively.

We anticipate that our cost of revenues will increase in 2022 and for the foreseeable future as we expand our operations in the waste and recycling sector.

We incurred $0 and $0 in advertising expenses during fiscal years 2021 and 2020, respectively.

We incurred $491,770 and $149,619 in officer compensation during fiscal years 2021 and 2020, respectively. The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

The Company’s loss from operations increased to $1,024,457 for the year ended December 31, 2021 from $471,991 in 2020, an increase of $552,466.

Other Income (Expenses)

Other income (expenses) included loss on derivative liability, loss on conversions of notes payable and interest expense offset by gain on settlement of a note payable in the amount of ($2,376,405) the year ended December 31, 2021 as compared to ($260,579) the year ended December 31, 2020, an increase of ($2,115,826). The increase in other income (expenses) in fiscal year 2021 was largely attributable to the loss on derivative liability and interest expense.

Net Income (Loss)

For the fiscal year ended 2021, our net loss increased to ($3,400,862), as compared to a net loss of ($732,570) for the year ended December 31, 2020, an increase of ($2,668,292). The increase in net loss was largely attributable to the loss on derivative liability and interest expense.

Liquidity and Capital Resources

Working Capital

	Year ended December 31, 2021	Year ended December 31, 2020
Current Assets	231,280	757
Current Liabilities	5,992,412	4,373,037
Working Capital (Deficit)	(5,761,132)	(4,372,280)

At December 31, 2021, the Company had cash of $36,619 and total current assets of $231,280 compared with cash of $757 and total current assets of $757 at December 31, 2020. The increase in total current assets is largely attributable to an increase in accounts receivable acquired in the Amwaste asset purchase.

At December 31, 2021, the Company had total current liabilities of $5,992,412 compared to $4,373,037 at December 31, 2020. The increase in total current liabilities was largely attributable to an increase in derivative liability and an increase in the convertible notes payable as compared to the year ended December 31, 2020.

The overall working capital deficit increased from $4,372,280 at December 31, 2020 to $5,761,132 at December 31, 2021.

Cash Flows

	Year ended December 31, 2021	Year ended December 31, 2020
Cash Flows from (used in) Operating Activities	(493,003)	(131,453)
Cash Flows from (used in) Investing Activities	(1,320,045)	-
Cash Flows from (used in) Financing Activities	1,848,910	131,475
Net Increase in Cash During Period	35,862	22

Cashflow from Operating Activities

During the year ended December 31, 2021, the Company used cash of $493,003 in operating activities compared to cash used of $131,453 from operating activities for the year ended December 31, 2020. The increase in cash used from operating activities was largely attributable to an increase in derivative liability expense and loss on conversion of notes payable.

Cashflow from Investing Activities

During the year ended December 31, 2021, the Company used cash of $1,320,045 in investing activities compared to cash used of $- from investing activities for the year ended December 31, 2020. The increase in cash used from investing activities was largely attributable to its acquisition of its subsidiary, Lyell Environmental Services, Inc.

Cashflow from Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $1,848,910 compared to $131,475 for the year ended December 31, 2020. During the year ended December 31, 2021, the Company received $1,706,500 from the issuance of convertible notes payable and $110,045 from other debt.

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

Convertible Debentures

(i)	On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note was convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) was equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note had a term of one (1) year and beared interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company didn’t maintain the registration requirements provided for in the RRA, the Company was obligated to pay GPL certain payments for such failures. As of December 31, 2021, there was no remaining principal or interest due on the Note.

(ii)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. Holder shall be entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note has a term of one (1) year and bears interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA. As of December 31, 2021, $100,000 principal plus $2,959 interest were due.

(iii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2021, $592,004 principal plus $0 interest were due on the Quick Capital Note.

(iv)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2021, $666,667 principal plus $0 interest were due on the BHP Note.

Notes in General

The Convertible Notes are convertible into shares of common stock of the Company based upon a discount to the market price. The conversion terms of these Convertible Notes are based upon a discount to the then-prevailing average of the lowest trading bid prices (as described above for each separate note) and, as a result, the lower the stock price at the time the holders convert the Convertible Notes, the more shares of our common stock the holders will receive. The number of shares of common stock issuable upon conversion of these Convertible Notes is indeterminate. If the trading price of our common stock is lower when the conversion price of these Convertible Notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders. In addition, if the holders opt to convert these Convertible Notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and resulting in lower trading prices for our common stock as reported by the OTCQB. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Green Waste & Recycling, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deep Green Waste & Recycling, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Deep Green Waste & Recycling, Inc. as of December 31, 2021 and 2020, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Goodwill and intangible assets relating to the acquisition of Lyell Environmental Services, Inc. (“Lyell”)

As described in Note C to the consolidated financial statements, the Company acquired Lyell on October 19, 2021. The Company allocated the purchase price to identifiable net assets (including customer lists and covenant not to compete) and the remainder to goodwill. The valuation of the customer lists and covenant not to compete was calculated by the Company using a discounted future cash flows income approach.

The principal considerations for our determination that performing procedures relating to the valuation of the customer lists and covenant not to compete received in connection with the Lyell acquisition is a critical audit matter are (i) the significant judgement by management when developing the valuation and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to the valuation methodology.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among other things, evaluating the appropriateness of the assumptions used and the estimation methodology applied in the valuation.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
April 14, 2022

We have served as the Company’s auditor since 2019.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$36,619	$757
Accounts receivable, net of allowance for doubtful accounts of $554,020 at December 31, 2021 and $545,420 at December 31, 2020	185,902	-
Other Current Assets	8,759	-
Total current assets	231,280	757

Property and equipment, net	227,889	9,798
Goodwill and Intangible Assets, net	1,220,664	-
Other assets:
Deposits	7,000	5,000
Total other assets	7,000	5,000

Total assets	$1,686,833	$15,555

LIABILITIES

Current liabilities:

Current portion of debt	$730,532	$896,584
Convertible notes payable, net of debt discounts of $1,041,697 and $5,238 at December 31, 2021 and December 31, 2020, respectively	316,974	10,762
Accounts payable	3,098,770	2,948,964
Accrued expenses	217,867	156,051
Deferred compensation	92,546	86,307
Accrued interest	93,661	162,074
Customer deposits payable	68,851	68,851
Derivative liability	1,373,211	43,444
Total current liabilities	5,992,412	4,373,037

Long-term liabilities
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	5,992,412	4,373,037

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 500,000,000 and 250,000,000 shares authorized; 247,015,579 and 129,836,060 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	24,702	12,984
Preferred Stock, $.0001 par value, $1 per share stated value, 2,000,000 shares authorized; 31,000 and 31,000 shares of Series B Convertible Preferred Stock issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	31,000	31,000
Additional paid-in capital	6,815,935	3,374,888
Accumulated deficit	(11,177,216)	(7,776,354)

Total stockholders’ deficit	(4,305,579)	(4,357,482)

Total liabilities and stockholders’ deficit	$1,686,833	$15,555

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

Revenues	$363,056	$-

Total revenues	363,056	-

Cost of revenues	169,605	-

Gross profit	193,451	-

Operating expenses:
Officer and director compensation (including stock-based compensation of $367,250 and $109,147, respectively)	491,770	149,619
Professional and consulting (including stock-based compensation of $29,850 and $163,000, respectively)	263,365	273,781
Provision for doubtful accounts	8,600	2,675
Other selling, general and administrative	351,844	34,924
Depreciation and amortization of property and equipment	44,484	10,992
Amortization of intangible assets	57,845	-
Total operating expenses	1,217,908	471,991

Operating (loss)	(1,024,457)	(471,991)

Other income/(expense):
Derivative liability (expense) income	(909,317)	76,556
Interest expense (including amortization of debt discounts of $847,055 and $0, respectively)	(1,178,197)	(199,126)
Gain on settlement of note payable	652,559	-
Loss on conversions of notes payable	(923,783)	(138,009)
Loss on disposal of equipment	(17,667)	-
Total other (expense)	(2,376,405)	(260,579)

Net (loss)	$(3,400,862)	$(732,570)

Net loss per common share:
Basic and diluted net loss per common share	$(0.02)	$(0.01)
Basic and diluted weighted-average common shares outstanding	174,026,777	110,581,886

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the years ended December 31, 2021 and 2020

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2020	-	$-	105,051,540	$10,505	$2,913,369	$(7,043,784)	$(4,119,910)
Issuance of Preferred B stock in satisfaction of deferred compensation	31,000	31,000	-	-	-	-	31,000
Issuance of common stock relating to Officer Employment Agreement	-	-	840,000	84	33,516	-	33,600
Convertible Note Conversions	-	-	12,662,039	1,266	247,364	-	248,630
Warrant Cashless Exercise	-	-	262,481	26	(26)	-	-
Issuance of Common Shares relating to Officer Employment Agreement	-	-	1,020,000	103	18,665	-	18,768
Issuance of common stock to a service provider in connection with Service Settlement Agreement dated November 27, 2020	-	-	10,000,000	1,000	162,000	-	163,000
Net loss for the year ended December 31, 2020	-	-	-	-	-	(732,570)	(732,570)
Balances at December 31, 2020	31,000	$31,000	129,836,060	$12,984	$3,374,888	$(7,776,354)	$(4,357,482)
Issuance of common stock for consulting services	-	-	750,000	75	29,775	-	29,850
Issuance of common stock to employees, officers and directors for accrued compensation	-	-	16,682,758	1,668	401,961	-	403,629
Issuance of common stock as part of Amwaste asset purchase			2,000,000	200	98,800		99,000
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	85,636,560	8,564	1,581,222	-	1,589,786
Issuance of common stock and warrants as part of convertible notes financings	-	-	5,597,704	560	1,285,940	-	1,286,500
Warrant cashless exercise			4,512,497	451	(451)	-	-
Issuance of common stock as part of purchase of Lyell Environmental Services, Inc.	-	-	2,000,000	200	43,800	-	44,000
Net loss for the year ended December 31, 2021	-	-	-	-	-	(3,400,862)	(3,400,862)
Balances at December 31, 2021	31,000	$31,000	247,015,579	$24,702	$6,815,935	$(11,177,216)	$(4,305,579)

The accompanying notes are an integral part of these statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

OPERATING ACTIVITIES:
Net income (loss) for the period	$(3,400,862)	$(732,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	44,484	10,992
Amortization of intangible assets	57,845	-
Provision for doubtful accounts	8,600	2,675
Stock-based compensation	397,100	272,147
Derivative liability (income) expense	909,317	(76,556)
Amortization of debt discounts	847,055	116,643
Loss on conversions of notes payable	923,783	138,009
Gain on Note Settlement	(652,559)	-
Loss on disposal of equipment	17,667	-
Changes in operating assets and liabilities:
Accounts receivable	(81,849)	-
Other current assets	(8,759)	-
Deposits	(2,000)	-
Accounts payable	144,825	33,455
Accrued expenses	81,616	21,000
Deferred compensation	6,239	5,982
Accrued interest	214,495	76,770
Net cash used in operating activities	(493,003)	(131,453)

INVESTING ACTIVITIES:
Acquisition of Amwaste assets	(160,000)	-
Acquisition of Lyell Environmental Services, Inc.	(1,050,000)	-
Purchase of property and equipment	(110,045)	-
Net cash used in investing activities	(1,320,045)	-

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,706,500	123,000
Proceeds from other debt - net	142,410	8,475
Net cash provided by financing activities	1,848,910	131,475

NET INCREASE (DECREASE) IN CASH	35,862	22

CASH, BEGINNING OF PERIOD	757	735

CASH, END OF PERIOD	$36,619	$757

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$116,647	$-
Income taxes	$-	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discount	$420,000	$120,000
Issuance of 25,000 shares, Series B Convertible Preferred Stock in satisfaction of deferred compensation liability	$-	$25,000
Issuance of 6,000 shares, Series B Convertible Preferred Stock in satisfaction of loans payable to officer	$-	$6,000
Issuance of common stock to directors for accrued compensation	56,779	-
Issuance of common stock and note payable to Seller of Amwaste, Inc. assets:
Common stock	$99,000	$-
Note payable	110,000	-
Total	$209,000	$-
Issuance of common stock and note payable to Seller of Lyell Environmental Services, Inc.:
Common stock	$44,000	$-
Note payable	186,538	-
Total	$230,538	$-
Conversions of Convertible Notes Payable:
Principal	$540,654	$107,000
Accrued interest and charges	125,349	3,620
Total debt satisfied	$666,003	$110,620
Fair value of 85,636,560 and 14,662,039 shares, respectively, issued to lenders	1,589,786	248,629
Loss on conversions of convertible notes payable	$923,783	$138,009

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE A – ORGANIZATION

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

Effective October 1, 2017, Deep Green acquired Compaction and Recycling Equipment, Inc. (CARE), a Portland, Oregon based company that sells and services waste and recycling equipment. Deep Green purchased 100% of the common stock for $902,700. $586,890 was paid in cash at closing and a promissory note was executed in the amount of $315,810. Please see NOTE G – DEBT for further information.

Effective October 1, 2017, Deep Green acquired Columbia Financial Services, Inc, (CFSI), a Portland, Oregon based company that finances the purchases of waste and recycling equipment. Deep Green purchased 100% of the common stock for $597,300. $418,110 was paid in cash at closing and a promissory note was executed in the amount of $179,190. Please see NOTE G – DEBT for further information.

On August 7, 2018, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations (the “Agreement”) with Mirabile Corporate Holdings, Inc. Under the terms of the Agreement, the Company transferred all capital stock of its two wholly owned subsidiaries, Compaction and Recycling Equipment, Inc. and Columbia Financial Services, Inc., to Mirabile Corporate Holdings, Inc. in exchange for the assumption and cancellation of certain liabilities. Deep Green’s Chief Executive Officer owned a 7.5% equity interest in Mirabile Corporate Holdings, Inc.

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

Securities Purchase Agreement

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 1,000,000 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 2,000,000 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92. The Promissory Note accrues interest at 7% per annum and was due on December 18, 2021. The transaction closed on October 19, 2021. On December 18, 2021, the Company and Shareholder agreed to extend the due date for the Promissory Note for 30 days. The Company made a payment of $140,000 on March 7, 2022 against the Promissory Note.

FoamShield, Inc. Letter of Intent

On December 21, 2021, the Company entered into a Letter of Intent (“LOI”) with FoamShield, Inc. (the “Seller”) whereby the Company would acquire all the assets used or useful in the operation of the Seller’s business, including all of the tangible and intangible assets owned by the principals of the Seller. As consideration for the acquisition of the assets, the Company shall issue the Seller 2,000,000 shares of common stock and a 4% royalty payment on all collected net sales revenues of the FoamShield product. Upon completion of its due diligence, the Company elected to terminate the transaction during the first quarter of 2022.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Green Waste & Recycling, Inc. (“Deep Green”) and Deep Green’s wholly owned subsidiaries, DGWR, LLC, DG Research, Inc. and Lyell Environmental Services, Inc. All inter-company balances and transactions have been eliminated in consolidation.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Except for the derivative liability (Please see NOTE I - DERIVATIVE LIABILITY for further information), where Level 2 inputs were used, we had no financial assets or liabilities carried and measured at fair value on a recurring or nonrecurring basis during the periods presented.

For nonrecurring fair value measurements of issuances of common stock for services (Please see NOTE J - CAPITAL STOCK for further information), we used Level 2 inputs.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2021, the Company has not experienced impairment losses on its long-lived assets.

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

Goodwill

Goodwill relates to the acquisition of Lyell Environmental Services, Inc. on October 19, 2021.

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value might be impaired. We have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our intangible assets or reporting units are greater than their carrying value. If the qualitative assessment leads to a determination that the intangible asset/ reporting unit’s fair value may be less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test by calculating the fair value of the intangible asset/reporting unit and comparing the fair value with its associated carrying value. The estimated fair value of our reporting units is determined based upon the income approach using discounted future cash flows. In situations where the fair value is less than the carrying value, an impairment charge would be recorded for the shortfall.

Amortizable Intangible Assets

Amortizable intangible assets consist of the customer lists and covenants not to compete acquired in connection with the Amwaste Asset Purchase Agreement on February 11, 2021 and the Lyell Environmental Services, Inc. acquisition on October 19, 2021.

We test amortizable intangible assets for impairment if events or changes in circumstances indicate that the assets might be impaired. These intangible assets are amortized on a straight-line basis over their estimated useful lives, of 5 years. We established the fair value of these amortizable intangible assets based on the income approach using discounted future cash flows.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

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

For the years ended December 31, 2021 and 2020, we have excluded the shares issuable from the convertible notes payable (Please see NOTE H– CONVERTIBLE NOTES PAYABLE for further information) and from the warrants (Please see NOTE J - CAPITAL STOCK for further information) from our diluted net loss per share calculation as the effect of their inclusion would be anti-dilutive.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all prior revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates are required within the revenue recognition process than was required under prior U.S. GAAP. We adopted ASU 2014-09 effective January 1, 2018. ASU 2014-09 has not had any significant effect on our financial statements for the periods presented.

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

We early adopted ASU 2017-11 effective January 1, 2018. As a result, we have not recognized the fair value of the warrants containing down round features as liabilities.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE C – BUSINESS ACQUISITION

As discussed in NOTE A – ORGANIZATION, the Company acquired Lyell Environmental Services, Inc. (“Lyell”) on October 19, 2021. Lyell provides remediation services, such as removal of hazardous materials, to primarily business and institutional customers.

The identifiable assets of Lyell at:	October 19, 2021

Accounts receivable	$95,453
Property and equipment, net	20,557
Customer lists and covenant not to compete	1,083,333
Accounts payable	(4,981)

Total identifiable net assets	$1,194,362

The consideration paid for Lyell was:

Cash	$1,050,000
Promissory note	186,538
2,000,000 shares of DGWR common stock	44,000

Total consideration	$1,280,538

The $86,176 excess of the total consideration ($1,280,538) over the total identifiable net assets of Lyell ($1,194,362) has been recorded as goodwill.

For the period October 19, 2021 (date of acquisition) to December 31, 2021, revenues and net loss of Lyell included in the accompanying consolidated statement of operations was $200,705 and $18,942, respectively.

Had Lyell been acquired on January 1, 2021, unaudited pro forma revenues and pro forma net loss of the Company for the year ended December 31, 2021 would have been $1,787,833 and ($3,312,957), respectively. Pro forma information for the year ended December 31, 2020 is not practicable to present.

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	December 31, 2021	December 31, 2020
Software	$99,025	$99,025
Office equipment	60,974	60,974
Furniture and Fixtures	948	948
Waste and Recycling Equipment	393,340	18,800
Total	554,287	179,747
Accumulated depreciation and amortization	(326,398)	(169,949)

Net	$227,889	$9,798

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at:

	December 31, 2021	December 31, 2020
Customer list and covenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	$1,083,333	$-
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	86,176	-
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	109,000	-
Total	1,278,509	-
Accumulated amortization	(57,845)	-

Net	$1,220,664	$-

The customer list and covenant not to compete is being amortized using the straight-line method over their estimated useful life of five years. For the years ended December 31, 2021 and 2020, amortization of intangible assets expense was $57,845 and $0, respectively.

At December 31, 2021, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2022	$238,467
2023	238,467
2024	238,467
2025	238,467
2026	180,620
Thereafter	-
Total	$1,134,488

NOTE F – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	December 31, 2021	December 31, 2020
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,390,849	2,241,043
Credit card obligations	220,306	220,306

Total	$3,098,770	$2,948,964

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

NOTE G – DEBT

Debt consists of the following at:

	December 31, 2021	December 31, 2020
Note payable to Seller of CARE dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (i)	$-	$315,810
Note payable to Seller of CFSI dated October 20, 2017, interest at 7% per annum, payable in 16 quarterly installments of principal and interest commencing on January 1, 2018 and ending October 1, 2021, in technical default (i)	-	179,190
Claimed amount due to Factor pursuant to Factor’s Notice of Default dated July 31, 2018	387,535	387,535
Short-term capital lease	5,574	5,574
Note issued in Lyell acquisition	189,179	-
Sales tax payable	28,368	-
Note payable to officer, interest at 12% per annum	75,838	-
Loans payable to officers, will bear 8% interest beginning 2022, due on demand	44,038	8,475
Total	730,532	896,584
Current portion of debt	(730,532)	(896,584)
Long-term portion of debt	$-	$-

(i)

On September 16, 2021, the Company entered into a Release and Settlement Agreement (the “Settlement Agreement”) with Gordon Boorse pertaining to the outstanding principal and interest outstanding on the Notes issued by the Company in the purchase of Compaction and Recycling Equipment, Inc. (the “CARE Note”) and Columbia Financial Services, Inc, (the “CFSI Note”). Under the terms of the Settlement Agreement, the Company abandoned all claims against Boorse with respect to its purchase of CARE and CFSI, and Boorse forgave the outstanding principal ($495,000) and interest ($157,559) due under the CARE and CFSI Notes.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE H– CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of:

	December 31, 2021	December 31, 2020
Unsecured Convertible Promissory Note payable to GPL Ventures, LLC: Issue date June 23, 2020 – net of unamortized debt discount of $0 and $5,238 at December 31, 2020 and December 31, 2019, respectively (i)	$-	$10,762
Unsecured Convertible Promissory Note payable to Labrys Fund, LP: Issue date July 2, 2021 – net of unamortized debt discount of $50,137 and $0 at December 31, 2021 and December 31, 2020, respectively (ii)	49,863	-
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021 – net of unamortized debt discount of $465,532 and $0 at December 31, 2021 and December 31, 2020, respectively (iii)	126,472	-
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021 – net of unamortized debt discount of $526,028 and $0 at December 31, 2021 and December 31, 2020, respectively (iv)	140,639	-

Total	$316,974	$10,762

(i)	On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note was convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) was equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note had a term of one (1) year and beared interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company didn’t maintain the registration requirements provided for in the RRA, the Company was obligated to pay GPL certain payments for such failures. As of December 31, 2021, there was no remaining principal or interest due on the Note.

(ii)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. Holder shall be entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note has a term of one (1) year and bears interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA. As of December 31, 2021, $100,000 principal plus $2,959 interest were due.

(iii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2021, $592,004 principal plus $0 interest were due on the Quick Capital Note.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE H – CONVERTIBLE NOTES PAYABLE (continued)

(iv)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2021, $666,667 principal plus $0 interest were due on the BHP Note.

NOTE I - DERIVATIVE LIABILITY

The derivative liability at December 31, 2021 and December 31, 2020 consisted of:

	December 31, 2021	December 31, 2020
Convertible Promissory Note payable to GPL Ventures, LLC. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	$-	$43,444
Convertible Promissory Note payable to Labrys Fund Ltd. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	17,987	-
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	636,989	-
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	718,235	-

Total	$1,373,211	$43,444

The note payable to Labrys Fund, Ltd. contains a “down round” provision. The other two Convertible Promissory Notes contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion feature as a derivative liability at the issuance date of the Notes and charged the applicable amount to debt discount and the remainder to other expense. The increase (decrease) in the fair value of the derivative liability from the issuance date of the Notes to the measurement date is charged (credited) to other expense (income).

The fair value of the derivative liability was measured at the respective issuance date and at December 31, 2021 and 2020 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2021 were (1) stock price of $0.01 per share, (2) conversion prices ranging from $0.00574 to $0.015 per share, (3) term of 182 to 287 days, (4) expected volatility of 143% and (5) risk free interest rates ranging from 0.80% to 1.13% Assumptions used for the calculation of the derivative liability of the Note at December 31, 2020 were (1) stock price of $0.0329 per share, (2) conversion price of $0.00906 per share, (3) term of 174 days, (4) expected volatility of 143% and (5) risk free interest rate of 0.09%.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE J - CAPITAL STOCK

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

At December 31, 2021 and December 31, 2020, there are 0 and 0 shares of Series A issued and outstanding, respectively.

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

At December 31, 2021 and December 31, 2020, there are 31,000 and 31,000 Series B shares issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE J- CAPITAL STOCK (continued)

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

2021 Stock Option Incentive Plan

On October 5, 2021, the Company filed a Registration Statement on Form S-8 registering 40,000,000 shares of common stock to be issued under the Company’s 2021 Stock Option Incentive Plan (the “2021 Plan”)(11,660,000 shares remaining as of April 11, 2022). To date, no warrants or options have been issued under shareholder approved plans.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE J - CAPITAL STOCK (continued)

Common Stock Issuances

For the fiscal years ended December 31, 2021 and 2020, the Company issued and/or sold the following securities:

2021

On December 31, 2021, the Company issued a noteholder 6,802,721 shares of common stock in satisfaction of $39,167 principal. The $28,860 excess of the $68,027 fair value of the 6,802,721 shares over the $39,167 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On December 15, 2021, the Company issued a noteholder 5,714,286 shares of common stock in satisfaction of $35,677 principal and $5,323 interest. The $19,000 excess of the $60,000 fair value of the 5,714,286 shares over the $41,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On December 8, 2021, the Company issued a noteholder 4,264,392 shares of common stock in satisfaction of $31,343 interest. The $17,697 excess of the $49,041 fair value of the 4,264,392 shares over the $31,343 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On December 8, 2021, the Company issued a noteholder 2,448,980 shares of common stock in satisfaction of $18,000 interest. The $10,163 excess of the $28,163 fair value of the 2,448,980 shares over the $18,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On November 30, 2021, the Company issued a noteholder 2,082,128 shares of common stock in satisfaction of $18,000 interest. The $7,610 excess of the $25,610 fair value of the 2,082,128 shares over the $18,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On November 15, 2021, the Company issued a noteholder 3,000,000 shares of common stock in satisfaction of $30,000 interest. The $27,000 excess of the $57,000 fair value of the 3,000,000 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On November 15, 2021, the Company issued a noteholder 1,800,000 shares of common stock in satisfaction of $18,000 interest. The $16,200 excess of the $34,200 fair value of the 1,800,000 shares over the $18,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2021.

On October 19, 2021, the Company issued 2,000,000 shares of common stock as per the terms of the Securities Purchase Agreement with Jeremy Lyell.

On October 15, 2021, the Company issued a total of 300,000 shares of common stock to three employees (100,000 shares each) for services rendered.

On October 14, 2021, the Company issued 2,298,852 shares of common stock each to two Investors as per the terms of the Note Purchase Agreement entered into by the Company on the same date.

On October 6, 2021, the Company issued Bill Edmonds, the Company’s Chief Financial Officer, 2,000,000 shares of common stock in satisfaction for services rendered on behalf of the Company. The $48,000 fair value of the 2,000,000 shares at October 6, 2021 was charged to officers and directors compensation in the three months ended December 31, 2021.

On October 6, 2021, the Company issued David Bradford, the Company’s Chief Operating Officer, 6,000,000 shares of common stock in satisfaction for services rendered on behalf of the Company. The $144,000 fair value of the 6,000,000 shares at October 6, 2021 was charged to officers and directors compensation in the three months ended December 31, 2021.

On October 6, 2021, the Company issued Lloyd Spencer, the Company’s then Chief Executive Officer, 2,000,000 shares of common stock in satisfaction for services rendered on behalf of the Company. The $48,000 fair value of the 2,000,000 shares at October 6, 2021 was charged to officers and directors compensation in the three months ended December 31, 2021.

On October 5, 2021, the Company issued Lloyd Spencer, the Company’s then Chief Executive Officer, 4,000,000 shares of common stock under the Company’s 2021 Stock Option Incentive Plan . The $98,000 fair value of the 4,000,000 shares at October 5, 2021 was charged to officers and directors compensation in the three months ended December 31, 2021.

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

On July 8, 2021, the Company issued 1,000,000 shares of common stock in satisfaction of the Commitment Shares to a noteholder as per the terms of the Securities Purchase Agreement.

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

For the years ended December 31, 2021 and 2020

NOTE J - CAPITAL STOCK (continued)

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

The number of common shares authorized with a par value of $0.0001 per share at December 31, 2021 and 2020 is 500,000,000 and 250,000,000, respectively. At December 31, 2021 and 2020, there are 247,015,579 and 129,836,060 shares of common stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE J - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2019	-	6,290,431	6,290,431
Warrants issued on March 12, 2020	-	262,500	262,500
Warrants expired on June 20, 2020	-	(5,000,000)	(5,000,000)
Cashless exercise of warrants on August 19, 2020		(262,500)	(262,500)
Warrants expired in October 2020 and November 2020	-	(1,210,431)	(1,210,431)
Balance, December 31, 2020	-	80,000	80,000
Warrants expired on February 19, 2021	-	(30,000)	(30,000)
Warrants expired on March 16, 2021	-	(50,000)	(50,000)
Warrant issued on July 2, 2021 (i)	-	5,000,000	5,000,000
Cashless exercise of warrant on September 21, 2021	-	(5,000,000)	(5,000,000)
Two warrants issued on October 14, 2021 (ii)	-	133,333,334	133,333,334
Balance, December 31, 2021	-	133,333,334	133,333,334

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. Holder shall be entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note has a term of one (1) year and bears interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On September 21, 2021, the Company issued Labrys 4,512,497 shares of common stock as a cashless exercise of the warrant.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Notes are convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Notes have a term of one (1) year and bear interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The Company agreed to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 14 days of the execution of the NPA. The Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on October 28, 2021 and declared effective on November 10, 2021. The transaction closed on October 19, 2021.

The following table summarizes information about warrants outstanding as of December 31, 2021:

Number Outstanding
At December 31, 2021	Exercise Price	Expiration Date

133,333,334	$0.015	October 14, 2026
133,333,334

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE K - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the years ended December 31, 2021 and 2020. The sources of the difference are as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Expected tax at 21%	$(714,181)	$(153,840)
Non-deductible stock-based compensation	83,391	57,151
Non-deductible (non-taxable) derivative liability expense (income)	190,957	(16,077)
Non-deductible loss on conversions of convertible notes payable	193,994	28,982
Non-deductible amortization of debt discounts	177,882	24,495
Increase (decrease) in Valuation allowance	67,957	59,289
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2021 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2021. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at December 31, 2021 for the years 2001 to 2017 expires in varying amounts from year 2021 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE L - COMMITMENTS AND CONTINGENCIES

Occupancy

Corporate office

Our current office space is located at 260 Edwards Plaza, Suite 21266, Saint Simons Island, GA 31522 pursuant to a month-to-month lease.

Amwaste operations

In conjunction with the Amwaste Asset Acquisition, the Company acquired two storage yards. The first storage yard is located at 4150 Whitlock St., Brunswick, GA 31520 and the monthly rent is $500.00 The second storage yard is located at 170 Odom Lane, St. Simons Island, GA 31522 and the monthly rent is $100.

Lyell Environmental Services, Inc. operations

In conjunction with the Lyell Acquisition, the Company acquired an office that is located at 211 Shady Grove Rd, Nashville, TN 37214 and the monthly rent is $2,000.

Employment and Director Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary was to earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, was to determine when and how the Deferred Base Salary was to be paid, without limitation; and was able to elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. For the year ended December 31, 2021 and 2020, compensation to Mr. Bradford expensed under the above employment agreement was $42,000 and $19,250, respectively. As of December 31, 2021 and 2020, accrued cash compensation due Mr. Bradford was $47,250 and $10,500, respectively. As of December 31, 2021 and 2020, the deferred compensation balance due Mr. Bradford was $3,695 and $3,446, respectively. Please see NOTE N - SUBSEQUENT EVENTS for further information.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary was to earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, was to determine when and how Deferred Base Salary was to be paid, without limitation; and was able to elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmond’s Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmond’s employment agreement for an additional two-year period. As of December 31, 2021 and 2020, the deferred compensation balance due Mr. Edmonds was $88,851 and $82,861, respectively. Please see NOTE N - SUBSEQUENT EVENTS for further information.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. On January 24, 2020 and September 9, 2020, 840,000 and 1,020,000 shares, respectively, were issued to Mr. Spencer pursuant to the Employment Agreement and expensed in the amounts of $33,600 and $18,768, respectively. As of December 31, 2021 and 2020, the number of shares vested and due Mr. Spencer was 2,040,000 and 850,000 shares, respectively, and was expensed in the amount of $20,400 and $16,779, respectively. For the years ended December 31, 2021 and 2020, a total of $20,400 and $69,147, respectively, stock compensation was expensed under the above employment agreement. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the years ended December 31, 2021 and 2020, cash compensation to Mr. Spencer expensed under the employment agreement was $42,000 and $19,250, respectively. As of December 31, 2021 and 2020, accrued cash compensation due Mr. Spencer was $42,000 and $10,500, respectively. Please see NOTE N - SUBSEQUENT EVENTS for further information.

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2021, the accrued compensation due Mr. Spencer under this agreement was $20,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2021, the accrued compensation due Mr. Edmonds under this agreement was $20,000.

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

Legal

As indicated in NOTE F – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,611,155 at December 31, 2021. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018 (Please see NOTE G – DEBT for further information).

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE M - GOING CONCERN UNCERTAINITY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of December 31, 2021, we had cash of $36,619, current assets of $231,280, current liabilities of $5,992,412 and an accumulated deficit of $11,177,216. For the years ended December 31, 2021 and 2020, we used cash from operating activities of $493,003 and $131,453, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through April 2023.

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

NOTE N - SUBSEQUENT EVENTS

On January 3, 2022, the Company issued a noteholder 5,673,765 shares of common stock in satisfaction of $32,667 interest. The $24,071 excess of the $56,738 fair value of the 5,673,765 shares over the $32,667 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 6, 2022, the Company issued a noteholder 9,070,295 shares of common stock in satisfaction of $50,794 principal. The $19,047 excess of the $69,841 fair value of the 9,070,295 shares over the $50,794 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 10, 2022, the Company issued a noteholder 5,714,286 shares of common stock in satisfaction of $30,000 principal. The $15,143 excess of the $45,143 fair value of the 5,714,286 shares over the $30,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 11, 2022, the Company issued a noteholder 5,714,286 shares of common stock in satisfaction of $30,000 principal. The $14,571 excess of the $44,571 fair value of the 5,714,286 shares over the $30,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 19, 2022, the Company issued 11,000,000 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to Bill Edmonds for services rendered on behalf of the Company.

On January 19, 2022, the Company issued 5,000,000 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to David Bradford for services rendered on behalf of the Company.

On January 19, 2022, the Company issued 5,000,000 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to Lloyd Spencer for services rendered on behalf of the Company.

On January 19, 2022, the Company issued 1,000,000 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to an employee as per the terms of his employment agreement.

On January 20, 2022, the Company issued 2,040,000 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to Lloyd Spencer as per the terms of his employment agreement.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE M - SUBSEQUENT EVENTS (continued)

On January 20, 2022, the Company issued 2,220,000 shares of common stock as compensation to a Consultant.

On January 20, 2022, the Company issued 8,000,000 shares of common stock in satisfaction of $25,571 principal, $12,000 interest, $2,279 default interest, $28,000 default amounts and $1,750 in fees for a total of $69,600. The $17,100 deficit of the $52,800 fair value of the 8,000,000 shares over the $69,600 liability reduction will be credited to loss on conversion of debt in the three months ended March 31, 2022.

On January 31, 2022, the Company issued a noteholder 6,265,664 shares of common stock in satisfaction of $25,000 principal. The $9,461 excess of the $34,461 fair value of the 6,265,664 shares over the $25,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 1, 2022, the Company issued 7,722,008 shares of common stock in satisfaction of $30,000 principal. The $14,788 excess of the $44,788 fair value of the 7,722,008 shares over the $30,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 2, 2022, the Company issued 8,805,111 shares of common stock in satisfaction of $74,429 principal, $424 default interest and $1,750 in fees for a total of $76,604. The $32,578 deficit of the $44,026 fair value of the 8,805,111 shares over the $76,604 liability reduction will be credited to loss on conversion of debt in the three months ended March 31, 2022.

On February 2, 2022, the Company issued 8,163,265 shares of common stock in satisfaction of $30,000 principal. The $10,816 excess of the $40,816 fair market value of the 8,163,265 shares over the $30,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 2, 2022, the Company issued 6,802,721 shares of common stock in satisfaction of $25,000 principal. The $9,014 excess of the $34,014 fair value of the 6,802,721 shares over the $25,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 10, 2022, the Company issued 6,606,111 shares of common stock in satisfaction of $20,000 principal. The $8,406 excess of the $28,406 fair market value of the 6,606,111 shares over the $20,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 23, 2022, the Company issued 10,084,034 shares of common stock in satisfaction of $30,000 principal. The $17,395 excess of the $47,395 fair market value of the 10,084,034 shares over the $30,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

Note Purchase Agreement

On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of One Hundred Eighty-Seven Thousand Five Hundred and NO/100 Dollars ($187,500). The Notes have a term of one (1) year (“Maturity Date” of February 28, 2023) and shall have a one-time interest charge of ten percent (10%). The Borrower is to repay each Note with monthly payments as follows: (i) beginning on the four-month anniversary of the issue date, the Borrower is to pay $4,489.92 per month for months four through eleven, and (ii) then a balloon payment in the amount of $170,330.64 on the Maturity Date. The Notes are convertible into shares of Common Stock at any time after an Event of Default in any portion at the Default Conversion Price, in the sole discretion of the Holder. The “Default Conversion Price” shall mean $0.0005 per share. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The transaction closed on March 2, 2022.

The Notes are guaranteed by the Company and its subsidiaries. The Notes and the guarantees are secured by a pledge of substantially all of the assets of the Company and the guarantors.

The Company agrees to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 6 months of the execution of the NPA.

On March 14, 2022, Lloyd T. Spencer, the Company’s Chief Executive Officer, Secretary and Director, resigned in his position as Chief Executive Officer. Mr. Spencer will retain his roles as Secretary and Director. On March 14, 2022, upon the resignation of Mr. Spencer as the Company’s Chief Executive Officer, the Board of Directors appointed Bill Edmonds as its new Chief Executive Officer. Mr. Edmonds will retain his prior roles as interim Chief Financial Officer and Chairman of the Board of Directors. On March 14, 2022, the Board of Directors appointed David Bradford to President. Mr. Bradford will retain his prior role as Chief Operating Officer.

On March 21, 2022, the Company issued 12,605,042 shares of common stock in satisfaction of $30,000 principal. The $17,899 excess of the $47,899 fair market value of the 12,605,042 shares over the $30,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 21, 2022, the Company issued 8,403,361 shares of common stock in satisfaction of $20,000 principal. The $11,933 excess of the $31,933 fair market value of the 8,403,361 shares over the $20,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 24, 2022, the Company issued 9,142,857 shares of common stock in satisfaction of $20,000 principal. The $11,086 excess of the $31,086 fair market value of the 9,142,857 shares over the $20,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 24, 2022, the Company issued 14,285,714 shares of common stock in satisfaction of $34,000 principal. The $14,571 excess of the $48,571 fair market value of the 14,285,714 shares over the $34,000 liability reduction will be charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 25, 2022, holders of a majority of the Company’s issued and outstanding voting stock voted in favor of increasing the number of authorized shares of common stock from 500,000,000 to 1,000,000,000. On March 29, 2022, the Company filed its Information Statement with the Securities and Exchange Commission.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our Company through the date of this Form 10-K. Michael T. Studer CPA P.C has audited our financial statements for the years ended December 31, 2021 and 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2021, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Name	Age	Position and Term
Lloyd Spencer	66	Secretary and Director
Bill Edmonds	54	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
David Bradford	74	President and Chief Operating Officer

Lloyd Spencer- Secretary and Director- Since December 2019, Lloyd Spencer has served as the Company’s President, Chief Executive Officer, Secretary, and as a member of the Company’s Board of Directors. On March 14, 2022, Mr. Spencer resigned in his position as Chief Executive Officer. From 2017 to 2019, Mr. Spencer served as Corporate Secretary of TraqIQ, Inc. From 2004 through 2016, Mr. Spencer served as Chairman and President of CoroWare, Inc. From 2002 to 2004, Mr. Spencer was Vice President of Sales at Planet Technologies, a systems integration company based in Germantown, MD. From 1996 to 2002, Mr. Spencer was Solutions Unit Manager and Group Product Manager at Microsoft in Redmond, Washington. Prior to Microsoft, Mr. Spencer served as Assistant Vice-President and Business Unit Manager at Newbridge Networks; and Product Line Manager at Sun Microsystems. Mr. Spencer began his career as a software development engineer at Hewlett-Packard Corporation in Cupertino, California. Mr. Spencer received his Bachelor of Science degree from Cornell University in 1980 with a major in Biology and Animal Science and with an emphasis in Immunogenetics.

Bill Edmonds- Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board- Bill Edmonds is the Chief Executive Officer, Chairman of the Board of Directors and serves as Interim Chief Financial Officer of Deep Green Waste & Recycling. He was the President of Deep Green Waste & Recycling, Inc from 2017 through 2019 and President of Deep Green Waste & Recycling, LLC from 2011 to 2017. Bill also served as President and Chief Financial Officer of Compaction and Recycling Equipment Inc. (CARE) and Columbia Financial Services Inc. (CFSI), from 2018 to 2020. Before starting Deep Green Waste & Recycling, Bill served as CFO and VP of Operations at International Environmental Management (IEM), a waste & recycling business that was focused exclusively on retail mall businesses. Prior to IEM, Bill spent several years in telecommunications in various leadership positions. Mr. Edmonds has an extensive background in Finance and is a CPA. He graduated from Georgia Tech University with a Bachelor of Science degree, and Emory University with an Executive Masters of Business Administration degree.

David Bradford- President and Chief Operating Officer- David Bradford serves as the President and Chief Operating Officer of Deep Green Waste & Recycling and is responsible for implementing acquisitions and improving operations. Mr. Bradford has served as the Company’s Chief Operating Officer since January 2016 and served as the interim Chief Executive Officer from 2019 through December 2019. Mr. Bradford devoted the majority of his senior management career to the telecommunications industry. From 1977 through 1987, Mr. Bradford served in executive positions at the Chicago Tribune’s broadcast and cable television divisions. Positions included Vice President and General Manager for Tribune Cable Communications, Vice President of Operations for WGN Electronic Systems, and Director of Strategic Planning for Tribune Cable and subsidiaries. At Tribune Cable, Mr. Bradford helped grow the company from a small 2,000 subscriber property to a major multiple system operator managing over 300,000 customers nationwide. Mr. Bradford brings three decades of successful customer based operating experience to the team as well as many years of participation, guidance, and oversight in numerous debt and equity financings, acquisitions, and strategic restructuring.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 on our Form S-1 Registration Statement as filed with the Securities and Exchange Commission on March 18, 2020. Our code of ethics is posted on our website at: https://deepgreenwaste.com/conduct-and-ethics/.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. SEC regulations require us to identify in this Annual Report anyone who filed a required report late or failed to file a required report. Based on our review of forms we received, we believe that during 2021 all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid by us to our officers during the last two fiscal years ended December 31, 2021 and 2020. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

		(a)	(b)	(c)	(d)(5)			(e)

Lloyd Spencer- President, Chief Executive Officer, Secretary, Director (4)(5)	2021	42,000	0	259,646	0	0	0	0	301,649
	2020	19,250	0	51,466	0	0	0	0	70,716

Bill Edmonds- Interim Financial Officer, Chairman of the Board (1)(2)(5)	2021	0	0	93,983	0	0	0	0	93,983
	2020	0	0	0	0	0	0	0	0

David Bradford- Chief Operating Officer (1)(3)(5)	2021	42,000	0	144,000	0	0	0	0	186,000
	2020	19,250	0	0	0	0	0	0	19,250

(1)	Messrs. Edmonds and Bradford entered into 5-year employment agreements with Deep Green Waste and Recycling, LLC on January 1, 2016, which were assigned and assumed by Deep Green Waste and Recycling, Inc. on August 24, 2017 following the closing of the Purchase and Conveyance Agreement between the Company and Deep Green Waste and Recycling, LLC.

(2)	On January 1, 2016, the Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds will receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) shall remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) shall defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds is eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,00000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmond’s Agreement. On December 31, 2020, the Company extended Mr. Edmond’s employment agreement for an additional two-year period. Please see NOTE N - SUBSEQUENT EVENTS for further information.

(3)	On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford will receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) shall remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) shall defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford is eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC hereby granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive has the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. Please see NOTE N - SUBSEQUENT EVENTS for further information.

(4)	On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer will receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer shall receive 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company shall issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. Please see NOTE N - SUBSEQUENT EVENTS for further information.

(5)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in the Notes to Financial Statements included in this Annual Report on Form 10-K.

(a)	Accrued salary and salary paid.

(b)	Accrued bonus to employee for execution of employment agreement.

(c)	Delivery of common stock to employee for execution of employment agreements.

(d)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.

(e)	Equity compensation received as a Director of the Company.

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

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

2021 Stock Option Incentive Plan

October 5, 2021, the Company filed a Registration Statement on Form S-8 registering 40,000,000 shares of common stock to be issued under the Company’s 2021 Stock Option Incentive Plan (the “2021 Plan”)(11,660,000 shares remaining as of April 11, 2022). To date, no warrants or options have been issued under shareholder approved plans. Please see NOTE J - CAPITAL STOCK for further information.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

Options/SARS Grants During Last Fiscal Year

None.

Directors’ Compensation

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2021, the accrued compensation due Mr. Spencer under this agreement was $20,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2021, the accrued compensation due Mr. Edmonds under this agreement was $20,000.

Please see NOTE L- COMMITMENTS AND CONTINGENCIES for further information.

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the years ended December 31, 2021 and 2020.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lloyd Spencer (1)	2021	$20,000		-	-	-	-	$20,000
	2020	20,000	-	-	-	-	-	20,000

Bill Edmonds (2)	2021	$20,000		-	-	-	-	$20,000
	2020	20,000	-	-	-	-	-	20,000

(1)	Mr. Spencer’s director’s compensation was accrued during the year ended December 31, 2020.

(2)	Mr. Edmond’s director’s compensation was accrued during the year ended December 31, 2020.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Wyoming.

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

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock as of April 13, 2021 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement, or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

The percentage of beneficial ownership is based on 537,000,333 shares of our common stock and includes 403,666,999 shares of common stock outstanding at April 13, 2022 and 133,333,334 shares of common stock issuable upon the exercise of two warrants issued in connection with the October 14, 2021 BHP Capital and Quick Capital financing and excludes:

●	An indeterminate number of shares of common stock to be issued upon conversion of the Company’s 31,000 shares of Series B Convertible Preferred stock.

	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner (1)	Owned	Common Stock (2)
Lloyd Spencer (3)(4)	14,327,379	2.67%
Bill Edmonds (5)(6)	75,544,714	14.07%
David Bradford (7)(8)	20,807,041	3.87%

Officers and Directors as a Group	110,679,134	20.61%
Five Percent Beneficial Owners:
BHP Capital NY Inc. (9)(10)	68,965,519	12.84%
Quick Capital, LLC (11)(12)	66,666,667	12.41%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 13, 2022 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on April 13, 2022, and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 13, 2022.

(2)	The number of common shares outstanding used in computing the percentages is 507,000,333.

(3)	Included within Lloyd Spencer’s beneficial ownership includes a total of 14,327,379 shares of common stock issued to Mr. Spencer as per the terms of the Employment Agreement dated December 4, 2019, shares issued pursuant to the Board of Directors Services Agreement dated January 9, 2020 and for services rendered on behalf of the Company.

(4)	The address for Mr. Spencer is 260 Edwards Plaza, Suite 21266, Saint Simons Island, GA 31522.

(5)	Included within Bill Edmonds’ beneficial ownership includes 61,778,335 shares of common stock issued to Mr. Edmonds in exchange for membership units held by Mr. Edmonds, issued by Deep Green Waste & Recycling, LLC, in the Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 and a total of 13,766,379 shares issued pursuant to the Board of Directors Services Agreement dated January 9, 2020 and for services rendered on behalf of the Company.

(6)	The address for Mr. Edmonds is 260 Edwards Plaza, Suite 21266, Saint Simons Island, GA 31522.

(7)	Included within David Bradford’s beneficial ownership includes 9,807,041 shares of common stock issued to Mr. Bradford in exchange for membership units held by Mr. Bradford, issued by Deep Green Waste & Recycling, LLC, in the Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 and a total of 11,000,000 shares issued for services rendered on behalf of the Company.

(8)	The address for Mr. Bradford is 260 Edwards Plaza, Suite 21266, Saint Simons Island, GA 31522.

(9)	Included within BHP Capital NY Inc.’s beneficial ownership includes 66,666,667 shares of common stock underlying a Warrant issued in connection with the October 2021 BHP financing and 2,298,852 shares of common stock issued as Commitment shares in connection with the October 2021 BHP financing

(10)	The address for BHP Capital NY Inc. is 45 SW 9th Street, Suite 1603, Miami, FL 33130 and its principal is Bryan Pantofel.

(11)	Included within Quick Capital, LLC’s beneficial ownership includes, 66,666,667 shares of common stock underlying a Warrant issued in connection with the October 2021 Quick financing.

(12)	The address for Quick Capital, LLC is 66 W Flagler St., Suite 900 - #2292, Miami, FL 33130 and its principal is Eilon Natan.

	Series B Preferred Stock	Percentage of
	Beneficially	Series B
Name of Beneficial Owner	Owned (1)	Preferred Stock (2)
Bill Edmonds (3)	31,000	100.00%

Total	31,000	100.00%

(1)	The holders of the Series B, shall not be entitled to receive dividends, nor shall dividends be paid on common stock or any other Series of Preferred Stock while Series B shares are outstanding. The holders of Series B shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company. The holders of the Series B shall be entitled to twenty thousand (20,000) votes per one share of Series B held. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series B Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the following conversion feature: the Conversion Price for each share of Series B Preferred Stock in effect on any Conversion Date shall be (i) eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the NASD OTC Bulletin Board, as reported on Bloomberg, L.P. Any conversion shall be for a minimum Stated Value of $500.00 of Series B shares.

(2)	The number of Series B Preferred shares outstanding used in computing the percentage is 31,000.

(3)	The address for Bill Edmonds is 260 Edwards Plaza, Suite 21266, Saint Simons Island, GA 31522.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the period January 1, 2018 to August 7, 2018 (the date of Deep Green’s cessation of its waste recycling business), Deep Green used an entity controlled by Deep Green’s then Chief Executive Officer as a subcontractor to service certain customers of Deep Green. Charges to cost of revenues from this related party totaled $29,190 for the year ended December 31, 2018. At December 31, 2021 and December 31, 2020, Deep Green had an account payable to this entity of $57,600 and $57,600, respectively.

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

Michael T. Studer CPA P.C has audited our financial statements for the years ended December 31, 2021 and 2020.

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

2021	$40,000	Michael T. Studer CPA, P.C.
2020	$30,000	Michael T. Studer CPA, P.C.

2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2021	$4,500	Michael T. Studer CPA, P.C.
2020	$0	Michael T. Studer CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2021	$0	Michael T. Studer CPA, P.C.
2020	$0	Michael T. Studer CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2021	$0	Michael T. Studer CPA, P.C.
2020	$0	Michael T. Studer CPA, P.C.

5) During the fiscal year ending December 31, 2021 and as of the date of this report, the Company does not maintain an audit committee and therefore does not have an audit committee pre-approval policy in place.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

No.	Description
2.1	Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.2	Articles of Merger of Deep Green Acquisition, LLC and Deep Green Waste & Recycling, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.3	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.4	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Columbia Financial services, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with St. James Capital Management, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.6	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with Mirabile Corporate Holdings, Inc. dated August 7, 2018 (previously filed with Form S-1 on March 18, 2020)
3.1	Articles of Incorporation Evader, Inc. dated August 24, 1995 (previously filed with Form S-1 on March 18, 2020)
3.2	Certificate of Correction for Evader, Inc. dated December 28, 2005 (previously filed with Form S-1 on March 18, 2020)
3.3	Certificate of Designation of Series A Preferred Stock dated July 18, 2010 (previously filed with Form S-1 on March 18, 2020)
3.4	Articles of Conversion of Evader, Inc., Inc. dated April 25, 2012 effective May 25, 2012 (previously filed with Form S-1 on March 18, 2020)
3.5	Restated Certificate of Incorporation of Evader, Inc., Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.6	Bylaws of Evader, Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.7	Amendment to Articles of Incorporation of Evader, Inc. dated July 24, 2014 (previously filed with Form S-1 on March 18, 2020)
3.8	Amendment to Articles of Incorporation of Evader, Inc. dated August 14, 2014 (previously filed with Form S-1 on March 18, 2020)
3.9	Amendment to Articles of Incorporation of Evader, Inc. dated December 8, 2014 (previously filed with Form S-1 on March 18, 2020)
3.10	Amendment to Articles of Incorporation of Evader, Inc. dated August 13, 2015 (previously filed with Form S-1 on March 18, 2020)
3.11	Amendment to Articles of Incorporation of Evader, Inc. dated July 20, 2017 (name change to Critical Clothing, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.12	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
3.13	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated November 6, 2017 (name change to Deep Green Waste & Recycling, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.14	Certificate of Designation Series B Convertible Preferred Stock dated January 22, 2020 (previously filed with Form S-1 on March 18, 2020)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on March 18, 2020)
10.1	Board of Directors Services Agreement with Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.2	Board of Directors Services Agreement with Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.3	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.4	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.5	Employment Agreement between Deep Green Waste & Recycling, Inc. and Lloyd Spencer dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.6	Employment Agreement between Deep Green Waste & Recycling, LLC and David Bradford dated January 1, 2016 (previously filed with Form S-1 on March 18, 2020)
10.7	Employment Agreement between Deep Green Waste & Recycling, LLC and Bill Edmonds dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.8	Employment Agreement between Deep Green Waste & Recycling, Inc. and Josh Beckham dated February 5, 2018 (previously filed with Form S-1 on March 18, 2020)
10.9	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with David Bradford dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.10	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with Bill Edmonds dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.11	Consulting Agreement between Deep Green Waste & Recycling, Inc. and Sylios Corp dated December 16, 2019 (previously filed with Form S-1 on March 18, 2020)
10.12	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.13	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.14	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)

10.15	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.16	Acknowledgement of Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.17	Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.18	Convertible Promissory Note between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.19	Common Stock Purchase Warrant Agreement between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.20	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CFSI acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.21	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CARE acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.22	Notice of Default submitted by AEC Yield Capital, LLC dated July 31, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.23	Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated December 16, 2016 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.24	First Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated January 26, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.25	Second Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.26	Third Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.27	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and C Alvin Roberds, Jr. dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.28	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and C Alvin Roberds, Jr. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.29	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Mary Williams dated February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.30	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Mary Williams. dated as of February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.31	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Ellen Bailey dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.32	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Ellen Bailey. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.33	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.34	Registration Rights Agreement between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.35	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.36	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.37	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.38	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.39	ASSET PURCHASE AGREEMENT between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.40	Promissory Note between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.41	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.42	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.43	Consulting Agreement between the Company and Sylios Corp dated February 12, 2021 (previously filed with Form S-1 on April 16, 2021)
10.44	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Bill Edmonds dated April 9, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.45	Consulting Agreement between the Company and Sylios Corp dated May 10, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.46	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.47	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.48	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.49	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.50	Amendment to Consulting Agreement between the Company and Sylios Corp dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.51	Finder’s fee agreement between the Company and J.H. Darbie & Co., Inc. dated May 13, 2021 (previously filed with Form S-1/A on June 17, 2021)
10.52	Promissory Note between Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.53	Securities Purchase Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.54	Common Stock Purchase Warrant Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.55	Stock Purchase Agreement between Deep Green Waste & Recycling, Inc., Jeremy Lyell and Lyell Environmental Services, Inc. dated July 11, 2021 (previously filed with Form 10-Q on August 16, 2021)
10.56	Note Purchase Agreement Deep Green Waste & Recycling, Inc., BHP Capital NY Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)
10.57	Secured Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on October 21, 2021)
10.58	Secured Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)
10.59	Security Agreement between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on October 21, 2021)
10.60	Security Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)
10.61	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on October 21, 2021)
10.62	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)
10.63	Promissory Note between Deep Green Waste & Recycling, Inc. and Jeremy D. Lyell (previously filed with Form 8-K on October 21, 2021)
10.64	Note Purchase Agreement Deep Green Waste & Recycling, Inc., BHP Capital NY Inc. and Quick Capital, LLC (previously filed with Form 8-K on March 7, 2022)
10.65	Secured Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on March 7, 2022)
10.66	Secured Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on March 7, 2022)
10.67	Security Agreement between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on March 7, 2022)
10.68	Security Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on March 7, 2022)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on March 18, 2020)
21.1	Certificate of Organization of Deep Green Waste & Recycling, LLC dated August 2, 2011 (previously filed with Form S-1 on March 18, 2020)
21.2	Articles of Incorporation of Jetty Enterprises, Inc. dated November 4, 1987 (previously filed with Form S-1 on March 18, 2020)
21.3	Amendment to Articles of Incorporation for Jetty Enterprises, Inc. dated May 21, 2993 (name change to Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
21.4	Articles of Incorporation for Columbia Financial Services, Inc. dated October 3, 1988 (previously filed with Form S-1 on March 18, 2020)
21.5	Articles of Incorporation of DG Research, Inc. dated July 22, 2020 (previously filed with Form S-1 on April 16, 2021)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Graphic	Corporate logo- Deep Green Waste & Recycling, Inc.

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April 2022.

DEEP GREEN WASTE & RECYCLING, INC.
(the “Registrant”)

BY:	/s/ Bill Edmonds
Bill Edmonds
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bill Edmonds	Chief Executive Officer, Interim Chief Financial Officer and Director	April 14, 2022
Bill Edmonds	(Principal Executive Officer and Principal Financial Officer)

/s/ David Bradford	Chief Operating Officer and President	April 14, 2022
David Bradford

-43-