Form 10-Q
period 2022-03-31
Deep Green Waste & Recycling, Inc.
filed 2022-05-26
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

260 Edwards Plz, #21266, Saint Simons Island, GA 31522

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

As of May 3, 2022, there were 461,518,426 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

4

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$5,269	$36,619
Accounts receivable, net of allowance for doubtful accounts of $545,420 at March 31, 2022 and $545,420 at December 31, 2021	222,495	185,902
Other Current Assets	500	8,759
Total Current Assets	228,264	231,280

Property and equipment, net	212,504	227,889
Goodwill and Intangible assets, net	1,157,838	1,220,664
Deposit	7,000	7,000
Total other assets	1,377,342	1,455,553
Total assets	$1,605,606	$1,686,833

LIABILITIES

Current liabilities:
Current portion of debt (net of debt discounts of $68,750 and $0 at March 31, 2022 and December 31, 2021)	$872,912	$730,532
Convertible notes payable, net of debt discounts of $465,006 and $1,041,697 at March 31, 2022 and December 31, 2021, respectively	398,691	316,974
Accounts payable	3,095,020	3,098,770
Accrued expenses	205,380	217,867
Deferred compensation	94,175	92,546
Accrued interest	118,405	93,661
Customer deposits payable	68,851	68,851
Derivative liability	675,434	1,373,211
Total current liabilities	5,528,868	5,992,412

Long-term liabilities:
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	5,528,868	5,992,412

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 1,000,000,000 shares authorized; 406,333,999 and 247,015,579 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$40,634	$24,702
Preferred Stock, $.0001 par value, $1 per share stated value, 5,000,000 shares authorized; 31,000 and 31,000 shares of Series B Convertible Preferred Stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	31,000	31,000
Additional paid-in capital	7,679,726	6,815,935
Accumulated deficit	(11,674,622)	(11,177,216)

Total stockholders’ deficit	(3,923,262)	(4,305,579)

Total liabilities and stockholders’ deficit	$1,605,606	$1,686,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2022 and 2021
(Unaudited)

	March 31, 2022	March 31, 2021

Revenues	$219,741	$24,837

Total revenues	219,741	24,837

Cost of revenues	93,864	7,021

Gross margin	125,877	17,816

Operating expenses:
Selling, general and administrative	218,538	26,810
Officers and directors’ compensation (including stock-based compensation of $145,259 and $24,790, respectively)	176,259	45,790
Professional and consulting (including stock-based compensation of $0 and $29,850, respectively)	45,342	67,250
Provision for doubtful accounts	-	-
Depreciation and amortization	78,210	9,675
Total operating expenses	518,349	149,525

Operating (loss)	(392,472)	(131,709)

Other income/(expense):
Derivative liability gain/(loss)	697,777	(157,936)
Loss on Conversion of Notes Payable and accrued interest	(145,972)
Interest expense (including amortization of debt discounts of $582,761 and $20,324, respectively)	(656,739)	(38,493)
Total other income/(expense)	(104,934)	(196,429)

Net (loss)	$(497,406)	$(328,138)

Net loss per common share:
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted-average common shares outstanding	334,064,636	132,000,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Unaudited)

For the three months ended March 31, 2022:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2021	31,000	$31,000	247,015,579	$24,702	$6,815,935	$(11,177,216)	$(4,305,579)
Issuance of Common Stock relating to Officer Employment Agreement	-	-	2,040,000	204	20,196	-	20,400
Issuance of common stock for consulting services	-	-	2,220,000	222	14,430	-	14,652
Issuance of common stock incentives for officers and directors	-	-	22,000,000	2,200	140,900	-	143,100
Issuance of common stock in satisfaction of notes payable and accrued interest			133,058,420	13,306	688,265		701,571
Net loss for the three months ended March 31, 2022	-	-	-			(497,406)	(497,406)
Balances at March 31, 2022	31,000	$31,000	406,333,999	$40,634	$7,679,726	$(11,674,622)	$(3,923,262)

For the three months ended March 31, 2021:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2020	31,000	$31,000	129,836,060	$12,984	$3,374,888	$(7,776,354)	$(4,357,482)
Issuance of common stock for consulting services	-	-	750,000	75	29,775	-	29,850
Issuance of common stock to directors for accrued compensation	-	-	2,382,758	238	56,541	-	56,779
Issuance of common stock for Amwaste asset purchase			2,000,000	200	98,800	-	99,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(328,138)	(328,138)
Balances at March 31, 2021	31,000	$31,000	134,968,818	$13,497	$3,560,004	$(8,104,492)	$(4,499,991)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2022 and 2021

(Unaudited)

	March 31, 2022	March 31, 2021

OPERATING ACTIVITIES:
Net income (loss) for the period	$(497,406)	$(328,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	78,210	9,675
Provision for doubtful accounts	-	-
Loss on conversion of notes payable and accrued interest	145,972
Amortization of debt discounts	582,761	20,324
Derivative liability income	(697,777)	157,936
Stock-based compensation	145,259	29,850
Changes in operating assets and liabilities:
Accounts receivable	(36,593)	(5,826)
Other current assets	8,259	(11,860)
Accounts payable	(15,689)	4,344
Accrued expenses	7,913	45,790
Deferred compensation	1,629	-
Accrued interest	81,614	18,168
Net cash used in operating activities	(195,848)	(59,737)

INVESTING ACTIVITIES:
Purchase of Amwaste Assets	-	(50,000)
Net cash used in investing activities	-	(50,000)

FINANCING ACTIVITIES:

Proceeds from secured notes payable and convertible notes payable	300,000	150,000
Repayment of note issued in Lyell acquisition	(140,000)
Loans from Officers	4,498	5,330
Net cash provided by financing activities	164,498	155,330

NET INCREASE (DECREASE) IN CASH	(31,350)	45,593

CASH, BEGINNING OF PERIOD	36,619	757

CASH, END OF PERIOD	$5,269	$46,350

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discounts	$-	$150,000
Issuance of common stock to directors for accrued compensation	$(20,400)	$56,779
Issuance of common stock and note payable to Seller of Amwaste, Inc. assets
Common stock	$-	$99,000
Note payable		110,000
Total	$-	$209,000

Issuance of Common Stock in satisfaction of debt:
Fair Value of common stock issued	$701,571	$-
Notes Payable Satisfied	(474,794)	-
Accrued interest satisfied	(78,870)	-
Loss on conversion of notes payable and accrued interest	$147,907	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021 (Unaudited)

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

On August 24, 2017, the Company acquired all the membership units of Deep Green Waste and Recycling, LLC (“DGWR LLC”), a Georgia limited liability company engaged in the waste broker business since 2011, in exchange for 85,000,000 shares (as adjusted for the September 27, 2017 reverse stock split of 1 share for 1000 shares) of the Company’s common stock. The transaction was accounted for as a “reverse merger” where DGWR LLC was considered the accounting acquiror and the Company was considered the accounting acquiree.

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

On August 7, 2018, the Company ceased its waste broker business.

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

For the three months ended March 31, 2022 and 2021 (Unaudited)

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

On February 10, 2022, the Company’s Board unanimously approved an Amendment to our Articles of Incorporation (the “Authorized Share Amendment”) to increase the number of authorized shares of Common Stock of the Company from 500,000,000 to 1,000,000,000 with the Board maintaining the discretion of whether or not to implement the increase in authorized shares of Common and Preferred Stock. On February 10, 2022, the Majority Stockholders delivered an executed written consent in lieu of a special meeting (the “Stockholder Consent”) authorizing and approving the Authorized Share Amendment and the increase in authorized shares of Common and Preferred Stock.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

NOTE A – ORGANIZATION (continued)

In order to further grow its business, the Company plans to:

●	expand its service offerings to provide additional sustainable waste management solutions that further minimize costs based on volume and content of waste streams, and methods of disposal, including landfills, transfer stations and recycling centers;

●	Acquire profitable waste and recycling services companies with similar or compatible and synergistic business models, that can help the Company achieve these objectives;

●	Offer innovative recycling services that significantly reduce the disposal of hazardous wastes, food wastes, plastics and electronic wastes in the commercial and residential property collective;

●	Establish partnerships with innovative companies, municipalities and institutions; and

●	Attract investment funds who will actively work with the Company to achieve these goals and help the Company grow into a leading waste and recycling services supplier in North America.

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2022. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Green Waste & Recycling, Inc. (“Deep Green”) and Deep Green’s wholly owned subsidiaries, DG Treasury, Inc. DG Research, Inc. and Lyell Environmental Services, Inc. All inter-company balances and transactions have been eliminated in consolidation.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2022 and December 31, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Except for the derivative liability (see NOTE I), where Level 2 inputs were used, we had no financial assets or liabilities carried and measured at fair value on a recurring or nonrecurring basis during the periods presented.

For nonrecurring fair value measurements of issuances of common stock for services (see NOTE J), we used Level 2 inputs.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through March 31, 2022, the Company has not experienced impairment losses on its long-lived assets.

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

For the three months ended March 31, 2022 and 2021

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

For the periods presented, we have excluded the shares issuable from the convertible notes payable (see NOTE G and NOTE H) and the warrants (see NOTE J) from our diluted net loss per share calculation as the effect of their inclusion would be anti-dilutive.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

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

The Company early adopted ASU 2017-11. As a result, we have not recognized the fair value of the warrants containing down round features as liabilities. Please see NOTE J - CAPITAL STOCK for further information.

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

For the three months ended March 31, 2022 and 2021

(Unaudited)

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

The $86,176 excess of the total consideration ($1,280,538) over the total identifiable net assets of Lyell ($1,194,362) was recorded as goodwill.

For the three months ended March 31, 2022, revenues and net loss of Lyell included in the accompanying consolidated statement of operations was $170,452 and $116,201, respectively.

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	March 31, 2022 (Unaudited)	December 31, 2021
Software	$99,025	$99,025
Office equipment	60,974	60,974
Furniture and Fixtures	948	948
Waste and Recycling Equipment	393,340	393,340
Leasehold Improvements	-	-
Total	554,287	554,287
Accumulated depreciation and amortization	(341,783)	(326,398)

Net	$212,504	$227,889

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at:

	March 31, 2022 (Unaudited)	December 31, 2020
Customer list and covenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	$1,083,333	$1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	86,176	86,176
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	109,000	109,000
Total	1,278,509	1,278,509
Accumulated amortization	(120,671)	(57,845)

Net	$1,157,838	$1,220,664

The customer lists and covenants not to compete are being amortized using the straight-line method over their estimated useful lives of five years. For the three months ended March 31, 2022 and 2021 amortization of intangible assets expense was $62,826 and $2,867, respectively.

At March 31, 2022, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2022	$175,641
2023	238,467
2024	238,467
2025	238,467
2026	180,620
Thereafter	-
Total	$1,071,662

NOTE F – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	March 31, 2022 (Unaudited)	December 31, 2021
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,387,099	2,390,849
Credit card obligations	220,306	220,306

Total	$3,095,020	$3,098,770

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste broker business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

NOTE G – DEBT

Debt consists of the following at:

	March 31, 2022 (Unaudited)	December 31, 2021
Secured Notes Payable to BHP Capital and Quick Capital, net of debt discounts of $68,750 and $0 respectively(i)	306,250	-
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	387,535	387,535
Short-term capital lease	5,574	5,574
Note issued in Lyell acquisition	49,179	189,179
Loans payable to officers, interest at 8%, due on demand	55,539	44,038
Sales Tax Payable	-	28,368
Note payable to officer, interest at 15% per annum, due on demand	68,835	75,838
Total	872,912	730,532
Current portion of debt	(872,912)	(730,532)
Long-term portion of debt	$-	$-

(i)	On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of $187,500. The Notes are convertible, in whole or in part, after the occurrence of any Event of Default. The Holders shall have the right at any time, and from time to time, on or after the Issue Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to these Notes into fully paid and non-assessable shares of Common Stock before maturity (February 28, 2023) at the option of the holders at the Fixed Conversion Price that shall be $0.0005 To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Notes have a term of one (1) year and provide for a one-time interest charge of 10%. The transaction closed on February 28, 2022. As of March 31, 2022, $187,500 principal plus $18,750 interest were due on the BHP Note and $$187,500 principal plus $18,750 interest were due on the Quick Capital Note.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

NOTE H – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of:

	March 31, 2022 (Unaudited)	December 31, 2021
Unsecured Convertible Promissory Note payable to Labrys Fund, LP: Issue date July 2, 2021 – net of unamortized debt discount of $0 and $50,137 at March 31, 2022 and December 31, 2021, respectively (i)	$-	$49,863
Secured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021 – net of unamortized debt discount of $226,087 and $465,532 at March 31, 2022 and December 31, 2021, respectively (ii)	194,943	126,472
Secured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021 – net of unamortized debt discount of $238,919 and $526,028 at March 31, 2022 and December 31, 2021, respectively (iii)	203,748	140,639

Total	$398,691	$316,974

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. Holder shall be entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note has a term of one (1) year and bears interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA. As of December 31, 2021, $100,000 principal plus $2,959 interest were due. On January 20, 2022 Labrys converted $25,570.55 of principal and $12,000 of interest for 8,000,000 shares of common stock. On February 4, 2022, Labrys converted the remaining $74,429.45 balance of the note for 8,805,011 shares of common stock extinguishing the obligation.

(ii)

On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2021, $592,004 principal plus $0 interest were due on the Quick Capital Note. As of March 31, 2022, $421,030 principal plus $0 interest were due on the Quick Capital Note.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

(iii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2021, $666,667 principal plus $0 interest were due on the BHP Note. As of March 31, 2022, $442,667 principal plus $0 interest were due on the BHP note.

NOTE I - DERIVATIVE LIABILITY

The derivative liability at March 31, 2022 and December 31, 2021 consisted of:

	March 31, 2022 (Unaudited)	December 31, 2021
Convertible Promissory Note payable to Labrys Fund Ltd. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	$-	$17,987
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	328,954	636,989
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	346,480	718,235

Total	$675,434	$1,373,211

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

The fair value of the derivative liability was measured at the respective issuance date and at March 31, 2022 and December 31, 2021 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2022 were (1) stock price of $0.0032 per share, (2) conversion price of $0.002135 per share, (3) term of 196 to 197 days, (4) expected volatility of 143% and (5) risk free interest rate of 2.42% Assumptions used for the calculation of the derivative liability of the Note at December 31, 2021 were (1) stock price of $0.01 per share, (2) conversion prices ranging from $0.00574 to $0.015 per share, (3) term of 182 to 287 days, (4) expected volatility of 143% and (5) risk free interest rates ranging from 0.80% to 1.13%.

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

At March 31, 2022 and December 31, 2021, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

For the three months ended March 31, 2022 and 2021

(Unaudited)

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

At March 31, 2022 and December 31, 2021, there were 31,000 and 31,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

On February 10, 2022, the Company’s Board unanimously approved an Amendment to our Articles of Incorporation (the “Authorized Share Amendment”) to increase the number of authorized shares of Common Stock of the Company from 500,000,000 to 1,000,000,000 with the Board maintaining the discretion of whether or not to implement the increase in authorized shares of Common and Preferred Stock. On February 10, 2022, the Majority Stockholders delivered an executed written consent in lieu of a special meeting (the “Stockholder Consent”) authorizing and approving the Authorized Share Amendment and the increase in authorized shares of Common and Preferred Stock.

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

Common Stock and Preferred Stock Issuances

For the three months ended March 31, 2022 and fiscal year ended December 31, 2021, the Company issued and/or sold the following securities:

Common Stock

For the three months ended March 31, 2022

On January 3, 2022, the Company issued a noteholder 5,673,765 shares of common stock in satisfaction of $32,667 interest. The $24,071 excess of the $56,738 fair value of the 5,673,765 shares over the $32,667 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 6, 2022, the Company issued a noteholder 9,070,295 shares of common stock in satisfaction of $50,794 principal. The $19,048 excess of the $69,841 fair value of the 9,070,295 shares over the $50,794 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 10, 2022, the Company issued a noteholder 5,714,286 shares of common stock in satisfaction of $30,000 principal. The $14,857 excess of the $44,857 fair value of the 5,714,286 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 11, 2022, the Company issued a noteholder 5,714,286 shares of common stock in satisfaction of $30,000 principal. The $14,571 excess of the $44,571 fair value of the 5,714,286 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

On January 20, 2022, the Company issued a noteholder 8,000,000 shares of common stock in satisfaction of $25,571 principal and $44,029 interest. The $16,800 excess of the $69,600 liability reduction over the $52,800 fair value of the 8,000,000 shares was credited to loss on conversion of debt in the three months ended March 31, 2022.

On January 31, 2022, the Company issued a noteholder 6,265,664 shares of common stock in satisfaction of $25,000 principal. The $9,461 excess of the $34,461 fair value of the 6,265,664 shares over the $25,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 1, 2022, the Company issued a noteholder 7,722,008 shares of common stock in satisfaction of $30,000 principal. The $14,788 excess of the $44,788 fair value of the 7,722,008 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 2, 2022, the Company issued a noteholder 8,163,265 shares of common stock in satisfaction of $30,000 principal. The $10,816 excess of the $40,816 fair value of the 8,163,265 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 2, 2022, the Company issued a noteholder 6,802,721 shares of common stock in satisfaction of $25,000 principal. The $9,014 excess of the $34,014 fair value of the 6,802,721 shares over the $25,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 2, 2022, the Company issued a noteholder 8,805,011 shares of common stock in satisfaction of $74,429 principal and $2,174 interest. The $32,579 excess of the $76,604 liability reduction over the $44,025 fair value of the 8,805,011 shares was credited to loss on conversion of debt in the three months ended March 31, 2022.

On February 10, 2022, the Company issued a noteholder 6,606,111 shares of common stock in satisfaction of $20,000 principal. The $8,406 excess of the $28,406 fair value of the 6,606,111 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 23, 2022, the Company issued a noteholder 10,084,034 shares of common stock in satisfaction of $30,000 principal. The $17,395 excess of the $47,395 fair value of the 10,084,034 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 18, 2022, the Company issued a noteholder 12,605,042 shares of common stock in satisfaction of $30,000 principal. The $17,269 excess of the $47,269 fair value of the 12,605,042 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 21, 2022, the Company issued a noteholder 8,403,361 shares of common stock in satisfaction of $20,000 principal. The $11,933 excess of the $31,933 fair value of the 8,403,361 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 24, 2022, the Company issued a noteholder 14,285,714 shares of common stock in satisfaction of $34,000 principal. The $14,571 excess of the $48,571 fair value of the 14,285,714 shares over the $34,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 24, 2022, the Company issued a noteholder 9,142,857 shares of common stock in satisfaction of $20,000 principal. The $11,086 excess of the $31,086 fair value of the 9,142,857 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

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

For the three months ended March 31, 2022 and 2021

(Unaudited)

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

For the three months ended March 31, 2022 and 2021

(Unaudited)

On February 17, 2021, the Company issued Bill Edmonds (Company CFO) 766,379 restricted shares of its common stock which vested in 2020 pursuant to the Board of Directors Services Agreement dated January 9, 2020.

On February 16, 2021, the Company issued 2,000,000 shares of its common stock to the Seller of the AmWaste assets as per the terms of the Asset Purchase Agreement.

The number of common shares authorized with a par value of $0.0001 per share at March 31, 2022 and December 31, 2021 is 1,000,000,000 and 500,000,000, respectively. At March 31, 2022 and December 31, 2021, there are 406,333,999 and 247,015,579 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the three months ended March 31, 2022

None

For the year ended December 31, 2021

None

The number of preferred shares authorized with a par value of $0.0001 per share at March 31, 2022 and December 31, 2021 is 5,000,000 and 5,000,000, respectively. At March 31, 2022 and December 31, 2021, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

NOTE J - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2019	-	6,290,431	6,290,431
Warrants issued on March 12, 2020	-	262,500	262,500
Warrants expired on June 20, 2020	-	(5,000,000)	(5,000,000)
Cashless exercise of warrants on August 19, 2020		(262,500)	(262,500)
Warrants expired in October 2020 and November 2020	-	(1,210,431)	(1,210,431)
Balance, December 31, 2020	-	80,000	80,000
Warrants expired on February 19, 2021	-	(30,000)	(30,000)
Warrants expired on March 16, 2021	-	(50,000)	(50,000)
Warrant issued on July 2, 2021 (i)	-	5,000,000	5,000,000
Cashless exercise of warrant on September 21, 2021	-	(5,000,000)	(5,000,000)
Two warrants issued on October 14, 2021 (ii)	-	133,333,334	133,333,334
Balance, December 31, 2021 and March 31, 2022	-	133,333,334	133,333,334

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”). As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On September 21, 2021, the Company issued Labrys 4,512,497 shares of common stock as a cashless exercise of the warrant.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The Company agreed to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 14 days of the execution of the NPA. The Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on October 28, 2021 and declared effective on November 10, 2021. The transaction closed on October 19, 2021.

The following table summarizes information about warrants outstanding as of March 31, 2022:

Number Outstanding
At March 31, 2022	Exercise Price	Expiration Date

133,333,334	$0.015	October 14, 2026
133,333,334

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

NOTE K - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the difference are as follows:

	Three Months Ended
	March 31, 2022 (Unaudited)	March 31, 2021 (Unaudited)
Expected tax at 21%	$(104,455)	$(68,909)
Non-deductible stock-based compensation	30,504	11,474
Non-deductible (non-taxable) derivative liability expense (income)	(146,533)	33,167
Non-deductible amortization of debt discounts	122,380	4,268
Non-deductible loss on conversions of convertible notes payable	30,654	-
Increase (decrease) in Valuation allowance	67,450	20,000
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of March 31, 2022 and December 31, 2021 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2022 and December 31, 2021. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at March 31, 2022 for the years 2002 to 2017 expires in varying amounts from year 2022 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

NOTE L - COMMITMENTS AND CONTINGENCIES

Occupancy

On March 4th, 2022, the Company elected to change its primary location from 13110 NE 177th Place, #293, Woodinville, WA 98072 to 260 Edwards Plz #21266, Saint Simons Island, GA 31522. The rental rate of $70 is paid on a month-to-month basis. The Company anticipates that it will need to lease additional space as its business plan develops.

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary was to earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, was to determine when and how the Deferred Base Salary was to be paid, without limitation; and was able to elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. For the three months ended March 31, 2022 and 2021, compensation to Mr. Bradford expensed under the above employment agreement was $10,500 and $10,500, respectively. As of March 31, 2022 and December 31, 2021, accrued cash compensation due Mr. Bradford was $57,750 and $47,250, respectively. As of March 31, 2022 and December 31, 2021, the deferred compensation balance due Mr. Bradford was $3,760 and $3,695, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary was to earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, was to determine when and how Deferred Base Salary was to be paid, without limitation; and was able to elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. As of March 31, 2022 and December 31, 2021, the deferred compensation balance due Mr. Edmonds was $90,415 and $88,851, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. On January 24, 2020 and September 9, 2020, 840,000 and 1,020,000 shares, respectively, were issued to Mr. Spencer pursuant to the Employment Agreement and expensed in the amounts of $33,600 and $18,768, respectively. As of December 31, 2021 and 2020, the number of shares vested and due Mr. Spencer was 2,040,000 and 850,000 shares, respectively, and was expensed in the amount of $20,400 and $16,779, respectively. For the years ended December 31, 2021 and 2020, a total of $20,400 and $69,147, respectively, stock compensation was expensed under the above employment agreement. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the three months ended March 31, 2022 and 2021, cash compensation to Mr. Spencer expensed under the employment agreement was $10,500 and $10,500, respectively. As of March 31, 2022 and December 31, 2021, accrued cash compensation due Mr. Spencer was $57,750 and $47,250, respectively.

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

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At March 31, 2022, the accrued compensation due Mr. Spencer under this agreement was $25,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At March 31, 2022, the accrued compensation due Mr. Edmonds under this agreement was $25,000.

Legal

As indicated in NOTE F – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,607,405 at March 31, 2022. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

NOTE M - GOING CONCERN UNCERTAINTY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of March 31, 2022, we had cash of $5,269, current assets of $228,264, current liabilities of $5,528,868 and an accumulated deficit of $11,674,622. For the quarter ended March 31, 2022 and year ended December 31, 2021, we used cash from operating activities of $195,848 and $493,003, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through May 2023.

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

NOTE N – SUBSEQUENT EVENTS

On April 18, 2022, the Company issued a noteholder 9,291,521 shares of common stock in satisfaction of $20,000 principal. The $19,024 excess of the $39,024 fair value of the 9,291,521 shares over the $20,000 liability reduction will be charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 19, 2022, the Company issued a noteholder 15,419,501 shares of common stock in satisfaction of $34,000 principal. The $30,762 excess of the $64,762 fair value of the 15,419,501 shares over the $34,000 liability reduction will be charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 25, 2022, the Company issued a noteholder 9,070,295 shares of common stock in satisfaction of $20,000 principal. The $10,839 excess of the $30,839 fair value of the 9,070,295 shares over the $20,000 liability reduction will be charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 28, 2022, the Company issued a noteholder 11,065,760 shares of common stock in satisfaction of $24,400 principal. The $9,904 excess of the $34,304 fair value of the 11,065,760 shares over the $24,400 liability reduction will be charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 29, 2022, the Company issued a noteholder 6,000,000 shares of common stock in satisfaction of $13,020 principal. The $6,180 excess of the $19,200 fair value of the 6,000,000 shares over the $13,020 liability reduction will be charged to loss on conversion of debt in the three months ended June 30, 2022.

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

On August 24, 2017, the Company acquired all the membership units of Deep Green Waste and Recycling, LLC (“DGWR LLC”), a Georgia limited liability company engaged in the waste broker business since 2011, in exchange for 85,000,000 shares (as adjusted for the September 27, 2017 reverse stock split of 1 share for 1000 shares) of the Company’s common stock. The transaction was accounted for as a “reverse merger” where DGWR LLC was considered the accounting acquiror and the Company was considered the accounting acquiree.

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

On August 7, 2018, the Company ceased its waste broker business.

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

In order to further grow its business, the Company plans to:

●	expand its service offerings to provide additional sustainable waste management solutions that further minimize costs based on volume and content of waste streams, and methods of disposal, including landfills, transfer stations and recycling centers;

●	Acquire profitable waste and recycling services companies with similar or compatible and synergistic business models, that can help the Company achieve these objectives;

●	Offer innovative recycling services that significantly reduce the disposal of hazardous wastes, food wastes, plastics and electronic wastes in the commercial and residential property collective;

●	Establish partnerships with innovative companies, municipalities and institutions; and

●	Attract investment funds who will actively work with the Company to achieve these goals and help the Company grow into a leading waste and recycling services supplier in North America.

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

Discussion for the three months ended March 31, 2022 and March 31, 2021 (Unaudited):

Results of Operations:

	March 31, 2022	March 31, 2021	$ Change
Gross revenue	$219,741	$24,837	$194,904
Operating expenses	612,213	149,525	450,785
Loss from Operations	(392,472)	(131,709)	(248,862)
Other Income (Expense)	(104,934)	(196,429)	117,810
Net Income (Loss)	(497,406)	(328,138)	(131,052)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the three months ended March 31, 2022 and 2011, we generated $219,741 and $24,837 revenue, respectively.

Operating Expenses

Our operating expenses were $612,213 and $149,525 for the three months ended March 31, 2022 and 2021, respectively.

We anticipate that our cost of revenues will increase in 2022 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

We incurred $147,525 and $45,790 in Payroll and related expenses for the three months ended March 31, 2022 and 2021.

We incurred $145,259 and $24,790 in stock-based compensation for the three months ended March 31, 2022 and 2021.

Loss from Operations

The Company’s loss from operations was $497,406 for the three months ended March 31, 2022 from $328,138 in 2021, an increase of $131,052.

Other Income (Expense)

Other expense decreased to $104,934 for the three months ended March 31, 2022 and included interest expense of $656,739 and derivative liability gain of $697,777. Other expense was $196,429 for the three months ended March 31, 2021 and included interest expense of $38,493 and derivative liability expense of $157,936.

Net Loss

For the three months ended March 31, 2022, our net loss increased to $497,406, as compared to a net loss of $328,138 for three months ended March 31, 2021, an increase of $169,268. The increase in net loss was largely attributable to the Company’s derivative liability expense.

Liquidity and Capital Resources

At March 31, 2022, we had current assets of $228,264 and current liabilities of $5,528,868 resulting in negative working capital of $5,300,604, of which $3,095,020 was accounts payable and $118,405 was included in accrued interest. At March 31, 2022, we had total assets of $1,605,606 and total liabilities of $5,528,868 resulting in stockholders’ deficit of $3,896,247.

At December 31, 2021, we had current assets of $231,280 and current liabilities of $5,992,412 resulting in negative working capital of $5,761,132, of which $3,098,770 was accounts payable and $93,661 was included in deferred compensation. At December 31, 2021, we had total assets of $1,686,833 and total liabilities of $5,992,412 resulting in stockholders’ deficit of $4,305,579.

Accounts Payable

At March 31, 2022, the Company had accounts payable of $3,095,020 that consisted of $487,615 in default judgments due to prior vendors, $2,387,099 due to vendors for materials and services and $220,306 due for credit card obligations.

At December 31, 2021, the Company had accounts payable of $2,948,964 that consisted of $487,615 in default judgments due to prior vendors, $2,373,492 due to vendors for materials and services and $220,306 due for credit card obligations.

Debt

At March 31, 2022, the Company had outstanding debt of $1,271,603 that consisted of $398,691 of convertible debt, $392,000 in a short term note $49,179 remaining for Lyell Purchase, $5,574 due under a short-term capital lease and $119,876 in loans payable to officers and directors. Please see NOTE F – DEBT for further information.

At December 31, 2021, the Company had outstanding debt of $730,532 that consisted of$267,111 of net convertible notes, $189,179 for remaining balance of Lyell Purchase agreement, $119,877 of debt due to officers and directors, $5,574 due under a short-term capital lease. Please see NOTE F – DEBT for further information.

Capital Raising

For the three months ended March 31, 2022 and the twelve months ended December 31, 2021, the Company raised $304,000 and $1,848,910 through the issuance of Convertible Promissory Notes or loans from officers, respectively.

Cash on Hand

Our cash on hand as of March 31, 2022 and December 31, 2021 was $5,269 and $46,350, respectively.

Satisfaction of Outstanding Liabilities

As of March 31, 2022, the Company has a liability of $487,615 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Debt

Our Debt was $1,257,353 and $1,047,506 at March 31, 2022 and December 31, 2021, respectively. Included within the Debt was the following at March 31, 2022: (i) $387,535 due under Factor agreement with AEC Yield Capital, LLC and Notice of Default; and (ii) $49,179 due to Seller of Lyell Environmental; and (iii) $5,574 due under a short-term capital lease; and (iv) $124,373 as loans payable to officers; and (v) Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021 – net of unamortized debt discount of $238,919 and $526,028 at March 31, 2022 and December 31, 2021, respectively and (vi) Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021 – net of unamortized debt discount of $226,087 and $465,532 at March 31, 2022 and December 31, 2021, respectively (ii) $8,325 other debt. Please see NOTE F – DEBT for further information.

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

On June 23, 2020, the Company issued GPL Ventures LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 23, 2021) at the option of the holder at the Conversion Price that shall equal the lesser of a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement (which occurred on July 13, 2020). In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. In the twelve months ended December 31, 2021, a total of $84,000 (of the $100,000 Note) was converted into shares of the Company’s common stock. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.

Cash Flows

We had net cash provided by (used) in operating activities for the three months ended March 31, 2022 and 2021 of ($432,695) and ($493,003), respectively.

We had net cash used in investing activities for the three months ended March 31, 2022 and 2021 of $0 and $50,000, respectively.

We had net cash provided by financing activities for the three months ended March 31, 2022 and 2021 of $381,202 and $155,330, respectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the three months ended March 31, 2022 and fiscal year ended December 31, 2021, the Company issued and/or sold the following unregistered securities:

Common Stock

For the three months ended March 31, 2022

On January 3, 2022, the Company issued a noteholder 5,673,765 shares of common stock in satisfaction of $20,000 principal and $12,667 interest. The $24,071 excess of the $56,738 fair value of the 5,673,765 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 6, 2022, the Company issued a noteholder 9,070,295 shares of common stock in satisfaction of $50,794 principal. The $19,048 excess of the $69,841 fair value of the 9,070,295 shares over the $50,794 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 10, 2022, the Company issued a noteholder 5,714,286 shares of common stock in satisfaction of $30,000 principal. The $14,571 excess of the $44,571 fair value of the 5,714,286 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 11, 2022, the Company issued a noteholder 5,714,286 shares of common stock in satisfaction of $30,000 principal. The $14,571 excess of the $44,571 fair value of the 5,714,286 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

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

On January 20, 2022, the Company issued a noteholder 8,000,000 shares of common stock in satisfaction of $25,571 principal and $12,000 interest. The $15,229 excess of the $52,800 fair value of the 8,000,000 shares over the $25,571 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 31, 2022, the Company issued a noteholder 6,265,664 shares of common stock in satisfaction of $25,000 principal. The $9,461 excess of the $34,461 fair value of the 6,265,664 shares over the $25,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 1, 2022, the Company issued a noteholder 7,722,008 shares of common stock in satisfaction of $30,000 principal. The $14,788 excess of the $44,788 fair value of the 7,722,008 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 2, 2022, the Company issued a noteholder 8,163,265 shares of common stock in satisfaction of $30,000 principal. The $10,816 excess of the $40,816 fair value of the 7,722,008 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 2, 2022, the Company issued a noteholder 6,802,721 shares of common stock in satisfaction of $25,000 principal. The $9,014 excess of the $34,014 fair value of the 6,802,721 shares over the $25,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 4, 2022, the Company issued a noteholder 8,805,011 shares of common stock in satisfaction of $74,429 principal. The $30,404 difference of the $44,025 fair value of the 8,805,011 shares over the $74,429 liability reduction was charged to gain on conversion of debt in the three months ended March 31, 2022.

On February 10, 2022, the Company issued a noteholder 6,606,111 shares of common stock in satisfaction of $20,000 principal. The $8,406 excess of the $28,406 fair value of the 6,606,111 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 23, 2022, the Company issued a noteholder 10,084,034 shares of common stock in satisfaction of $30,000 principal. The $17,395 excess of the $47,395 fair value of the 10,084,034 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 18, 2022, the Company issued a noteholder 12,605,042 shares of common stock in satisfaction of $30,000 principal. The $16,639 excess of the $46,639 fair value of the 12,605,042 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 21, 2022, the Company issued a noteholder 8,403,361 shares of common stock in satisfaction of $20,000 principal. The $11,933 excess of the $31,933 fair value of the 8,403,361 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 24, 2022, the Company issued a noteholder 14,285,714 shares of common stock in satisfaction of $34,000 principal. The $14,571 excess of the $48,571 fair value of the 14,285,714 shares over the $34,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 24, 2022, the Company issued a noteholder 9,142,857 shares of common stock in satisfaction of $20,000 principal. The $11,086 excess of the $31,086 fair value of the 9,142,857 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

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

The number of common shares authorized with a par value of $0.0001 per share at March 31, 2022 and December 31, 2021 is 1,000,000,000 and 500,000,000, respectively. At March 31, 2022 and December 31, 2021, there are 406,333,999 and 238,212,858 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the three months ended March 31, 2022

None.

For the twelve months ended December 31, 2022

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

The number of preferred shares authorized with a par value of $0.0001 per share at March 31, 2022 and December 31, 2021 is 5,000,000 and 5,000,000, respectively. At March 31, 2022 and December 31, 2021, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

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

Date: May 25, 2022

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Bill Edmonds
Bill Edmonds
CEO
(Principal Executive Officer)

