Form 10-Q
period 2022-06-30
Deep Green Waste & Recycling, Inc.
filed 2022-08-23
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

260 Edwards Plz #21266 Saint Simons Island, GA 31522

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

3

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$14,930	$36,619
Accounts receivable, net of allowance for doubtful accounts of $554,020 at June 30, 2022 and $545,420 at December 31, 2021	121,000	185,902
Prepaid expenses and other current assets	3,858	8,759
Total current assets	139,788	231,280

Property and equipment, net	198,272	227,889
Goodwill and Intangible assets, net	1,101,430	1,220,664
Deposit	7,000	7,000
Total other assets	1,306,702	1,455,553
Total assets	$1,446,490	$1,686,833

LIABILITIES

Current liabilities:
Current portion of debt, net of debt discounts of $50,000 as of June 30, 2022	$912,999	$730,532
Convertible notes payable, net of debt discounts of $214,268 and $1,041,697 at June 30, 2022 and December 31, 2021, respectively	526,908	316,974
Accounts payable	3,079,440	3,098,770
Accrued expenses	247,719	217,867
Deferred compensation	95,833	92,546
Accrued interest	133,911	93,661
Customer deposits payable	68,851	68,851
Derivative liability	758,551	1,373,211
Total current liabilities	5,824,212	5,992,412

Long-term liabilities:
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	5,824,212	5,992,412

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 1,000,000,000 shares authorized; 468,266,754 and 247,015,579 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$46,827	$24,702
Preferred Stock, $.0001 par value, $1 per share stated value, 5,000,000 shares authorized; 31,000 and 31,000 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	31,000	31,000
Additional paid-in capital	7,892,654	6,815,935
Accumulated deficit	(12,348,203)	(11,177,216)

Total stockholders’ deficit	(4,377,722)	(4,305,579)

Total liabilities and stockholders’ deficit	$1,446,490	$1,686,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2022 and 2021
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$207,874	$51,428	$427,615	$76,265

Total revenues	207,874	51,428	427,615	76,265

Cost of revenues	75,839	21,144	169,703	28,165
Gross profit	132,035	30,284	257,912	48,100

Operating expenses:
Selling, general and administrative	156,455	94,062	374,993	120,872
Officers and directors compensation (including stock-based compensation of $1,326, $22,121, $146,585 and $46,911 respectively)	41,926	45,149	218,185	90,939
Professional and consulting (including stock-based compensation of $13,446, $0,$28,098 and $29,850 respectively)	50,754	50,403	96,096	117,653
Provision for doubtful accounts	25,000	-	25,000
Depreciation and Amortization	67,047	16,208	145,257	25,883
Total operating expenses	341,182	205,822	859,531	355,347

Operating loss	(209,147)	(175,538)	(601,619)	(307,247)

Other (expense) income:
Derivative liability income (expense)	(83,117)	255,416	614,660	97,480
Loss on conversions of debt	(85,089)	(442,829)	(231,061)	(442,829)
Interest expense (including amortization of debt discounts of $269,488, $9,911, $852,249 and $14,803 respectively)	(296,228)	(312,393)	(952,967)	(350,886)
Total other (expense) income	(464,434)	(499,806)	(569,368)	(696,235)

Net loss	$(673,581)	$(675,344)	$(1,170,987)	$(1,003,482)
Net loss per common share:
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	451,160,597	141,483,432	392,936,085	136,768,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Unaudited)

For the three and six months ended June 30, 2022:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2022	31,000	$31,000	247,015,579	$24,702	$6,815,935	$(11,177,216)	$(4,305,579)
Issuance of common stock relating to officer employment agreement	-	-	2,040,000	204	20,196	-	20,400
Issuance of common stock for consulting services	-	-	2,220,000	222	14,430	-	14,652
Issuance of common stock incentives for officers and directors	-	-	22,000,000	2,200	140,900	-	143,100
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	133,058,420	13,306	688,265	-	701,571
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(497,406)	(497,406)
Balances at March 31, 2022	31,000	$31,000	406,333,999	$40,634	$7,679,726	$(11,674,622)	$(3,923,262)
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	57,595,405	5,759	199,916	-	205,675
Issuance of common stock for consulting services			4,337,350	434	13,012		13,446
Net loss for the three months ended June 30, 2022	-		-	-	-	(673,581)	(673,581)
Balances at June 30, 2022	31,000	$31,000	468,266,754	$46,827	$7,892,654	$(12,348,203)	$(4,377,722)

For the three and six months ended June 30, 2021:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2021	31,000	$31,000	129,836,060	$12,984	$3,374,888	$(7,776,354)	$(4,357,482)
Issuance of common stock for consulting services	-	-	750,000	75	29,775	-	29,850
Issuance of common stock to directors for accrued compensation	-	-	2,382,758	238	56,541	-	56,779
Issuance of common stock for Amwaste asset purchase	-	-	2,000,000	200	98,800	-	99,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(328,138)	(328,138)
Balances at March 31, 2021	31,000	$31,000	134,968,818	$13,497	$3,560,004	$(8,104,492)	$(4,499,991)
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	34,425,972	3,443	731,073	-	734,516
Net loss for the three months ended June 30, 2021	-		-	-	-	(675,344)	(675,344)
Balances at June 30, 2021	31,000	$31,000	169,394,790	$16,940	$4,291,077	$(8,779,836)	$(4,440,819)

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2022 and 2021

(Unaudited)

	June 30, 2022	June 30, 2021

OPERATING ACTIVITIES:
Net income (loss) for the period	$(1,170,987)	$(1,003,482)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	145,257	25,883
Provision for doubtful accounts	25,000	-
Amortization of debt discounts	852,249	315,057
Derivative liability (income) expense	(614,660)	(97,480)
Loss on conversions of debt	231,061	442,829
Stock-based compensation	171,198	29,850
Changes in operating assets and liabilities:
Accounts receivable	39,902	(5,549)
Prepaid expenses and other current assets	4,901	(40,963)
Accounts payable	1,070	13,696
Accrued expenses	28,822	54,911
Deferred compensation	3,287	3,065
Accrued interest	102,714	25,765
Net cash used in operating activities	(180,186)	(236,418)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(197,185)
Purchase of intangible assets	-	(10,000)
Net cash used in investing activities	-	(207,185)

FINANCING ACTIVITIES:
Proceeds from secured notes and convertible notes payable	300,000	530,000
Repayment of note issued in Lyell Acquisition	(140,000)	62,839
Officer Loans	(1,503)	(110,000)
Net cash provided by financing activities	158,497	482,839

NET INCREASE (DECREASE) IN CASH	(21,689)	39,236

CASH, BEGINNING OF PERIOD	36,619	757

CASH, END OF PERIOD	$14,930	$39,993

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discounts	$-	$420,000
Issuance of common stock to directors for accrued compensation	$20,400	$56,779
Issuance of common stock and note payable to Seller of Amwaste, Inc. assets
Common stock	$-	$99,000
Note payable	-	110,000
Total	$-	$209,000

Issuance of common stock in satisfaction of debt:
Fair Value of Common Stock Issued	$907,246	$734,516
Notes Payable Satisfied	(597,315)	(291,029)
Accrued Interest Satisfied	(78,870)	(658)
Loss on conversion of notes payable	$(231,061)	$(442,829)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

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

For the three and six months ended June 30, 2022 and 2021

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three and six month periods ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Green Waste & Recycling, Inc. (“Deep Green”) and Deep Green’s wholly owned subsidiaries, DG Research, Inc., DG Treasury, Inc. and Lyell Environmental Services Inc. All inter-company balances and transactions have been eliminated in consolidation.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2022 and December 31, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For nonrecurring fair value measurements of issuances of common stock for services and in satisfaction of convertible notes payable and accrued interest (see NOTE J), we used Level 2 inputs.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through June 30, 2022, the Company has not experienced impairment losses on its long-lived assets.

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

For the three and six months ended June 30, 2022 and 2021

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

For the periods presented, we have excluded the shares issuable from the convertible notes payable (see NOTE H and NOTE I) and the warrants (see NOTE J) from our diluted net loss per share calculation as the effect of their inclusion would be anti-dilutive.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

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

For the three and six months ended June 30, 2022 and 2021

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

For the six months ended June 30, 2022, revenues and net loss of Lyell included in the accompanying consolidated statement of operations was $329,107 and $197,886 respectively.

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	June 30, 2022 (Unaudited)	December 31, 2021
Software	99,025	99,025
Office equipment	60,974	60,974
Furniture and Fixtures	948	948
Waste and Recycling Equipment	387,090	393,340
Total	548,037	554,287
Accumulated depreciation and amortization	(349,765)	(326,398)

Net	$198,272	$227,889

For the six month ended June 30, 2022 and 2021, depreciation and amortization of property and equipment was $26,024 and $17,566, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets consist of the following at:

	June 30, 2022 (Unaudited)	December 31, 2021
Customer list and convenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Service, Inc. closed on October 19,2021	1,083,333	1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	86,176	86,176
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	$109,000	$109,000
Total	1,278,509	1,278,509
Accumulated amortization	(177,079)	(57,845)

Net	$1,107,430	$1,220,664

The customer lists and covenants not to compete are being amortized using the straight-line method over their estimated useful lives of five years. For the six months ended June 30, 2022 and 2021, amortization of intangible assets expense was $119,233 and $8,317, respectively.

At June 30, 2022, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2022 (excluding the six months ended June 30, 2022)	$119,233
2023	238,467
2024	238,467
2025	238,467
2026	180,620
Thereafter	-
Total	$1,015,254

NOTE F – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	June 30, 2022 (Unaudited)	December 31, 2021
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,373,519	2,390,849
Credit card obligations	218,306	220,306

Total	$3,079,440	$3,098,770

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE G – DEBT

Debt consists of the following at:

	June 30, 2022 (Unaudited)	December 31, 2021
Secured Notes Payable to BHP Capital and Quick Capital, net of debt discounts of $50,000 and $0, respectively (i)	325,000	-
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	387,535	387,535
Short-term capital lease- 5 compactor leases (in technical default)	5,574	5,574
Loans payable to officers and directors, non-interest bearing, due on demand	49,538	44,038
Note issued in Lyell Acquisition	49,179	189,179
Sales Tax Payable	27,338	28,368
Note payable to Officer, interest at 15% per annum, due on demand	68,835	75,838
Total	912,999	730,532
Current portion of debt	(912,999)	(730,532)

Long-term portion of debt	$-	$-

(i)	On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of $187,500. The Notes are convertible, in whole or in part, after the occurrence of any Event of Default. The Holders shall have the right at any time, and from time to time, on or after the Issue Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to these Notes into fully paid and non-assessable shares of Common Stock before maturity (February 28, 2023) at the option of the holders at the Fixed Conversion Price that shall be $0.0005 To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Notes have a term of one (1) year and provide for a one-time interest charge of 10%. The transaction closed on February 28, 2022. As of June 30, 2022, $187,500 principal plus $18,750 interest were due on the BHP Note and $187,500 principal plus $18,750 interest were due on the Quick Capital Note.

NOTE H – CONVERTIBLE NOTES PAYABLE

Convertible Note Payables consist of:

	June 30, 2022 (Unaudited)	December 31, 2021
Unsecured Convertible Promissory Note payable to Labrys Fund, LP: Issue date July 2, 2021 – net of unamortized debt discount of $0 and $50,137 at June 30, 2022 and December 31, 2021, respectively (i)	$-	$49,863
Secured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021 – net of unamortized debt discount of $102,673 and $465,532 at June 30, 2022 and December 31, 2021, respectively (ii)	254,236	126,472
Secured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021 – net of unamortized debt discount of 111,595 and $526,028 at June 30, 2022 and December 31, 2021, respectively (iii)	272,672	140,639
Total	$526,908	$316,974

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE H – CONVERTIBLE NOTES PAYABLE (continued)

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. Holder shall be entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note has a term of one (1) year and bears interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA. As of December 31, 2021, $100,000 principal plus $2,959 interest were due. On January 20, 2022 Labrys converted $25,570.55 of principal and $12,000 of interest for 8,000,000 shares of common stock. On February 4, 2022, Labrys converted the remaining $74,429.45 balance of the note for 8,805,011 shares of common stock extinguishing the obligation.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2021, $592,004 principal plus $0 interest were due on the Quick Capital Note. As of June 30, 2022, $356,909 principal plus $0 interest were due on the Quick Capital Note.

(iii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2021, $666,667 principal plus $0 interest were due on the BHP Note. As of June 30, 2022, $384,267 principal plus $0 interest were due on the BHP note.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE I - DERIVATIVE LIABILITY

The derivative liability at June 30, 2022 and December 31, 2021 consisted of:

	June 30, 2022 (Unaudited)	December 31, 2021
Convertible Promissory Note payable to Labrys Fund Ltd. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	$-	$17,987
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	365,276	636,989
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	393,275	718,235

Total	$758,551	$1,373,211

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

The fair value of the derivative liability was measured at the respective issuance date, at June 30, 2022 and at December 31, 2021 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes, (i) at June 30, 2022 were (1) stock price of $0.0026 per share, (2) conversion price of $0.001365 per share, (3) term of106 days, (4) expected volatility of 143.21% and (5) risk free interest rate of 1.72%, and (ii) at December 31, 2021 were (1) stock price of $0.01 per share, (2) conversion prices ranging from of $0.00574 to $0.015 per share, (3) term of 182 - 287days, (4) expected volatility of 143.21% and (5) risk free interest rates ranging from 0.80% to 1.13%.

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

At June 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (continued)

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

At June 30, 2022 and December 31, 2021, there were 31,000 and 31,000 shares of Series B Preferred Stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (continued)

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

2021 Stock Option Incentive Plan

On October 5, 2021, the Company filed a Registration Statement on Form S-8 registering 40,000,000 shares of common stock to be issued under the Company’s 2021 Stock Option Incentive Plan (the “2021 Plan”)(11,660,000 shares remaining as of June 30, 2022). To date, no warrants or options have been issued under shareholder approved plans.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (continued)

Common Stock and Preferred Stock Issuances

For the six months ended June 30, 2022 and fiscal year ended December 31, 2021, the Company issued and/or sold the following securities:

Common Stock

For the six months ended June 30, 2022

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

On April 18, 2022, the Company issued a noteholder 9,291,521 shares of common stock in satisfaction of $20,000 principal. The $19,024 excess of the $39,024 fair value of the 9,291,521 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 19, 2022, the Company issued a noteholder 15,419,501 shares of common stock in satisfaction of $34,000 principal. The $30,762 excess of the $64,762 fair value of the 15,419,501 shares over the $34,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 25, 2022, the Company issued a noteholder 9,070,295 shares of common stock in satisfaction of $20,000 principal. The $10,839 excess of the $30,839 fair value of the 9,070,295 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 27, 2022, the Company issued a consultant 4,337,350 shares of common stock for services rendered. The $13,446 fair value of the 4,337,350 shares was charged to professional and consulting fees in the three months ended June 30, 2022.

On April 28, 2022, the Company issued a noteholder 11,065,760 shares of common stock in satisfaction of $24,400 principal. The $9,904 excess of the $34,304 fair value of the 11,065,760 shares over the $24,400 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 29, 2022, the Company issued a noteholder 6,000,000 shares of common stock in satisfaction of $13,020 principal. The $6,180 excess of the $19,200 fair value of the 6,000,000 shares over the $13,020 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On May 19, 2022, the Company issued a noteholder 6,748,328 shares of common stock in satisfaction of $11,101 principal. The $6,445 excess of the $17,546 fair value of the 6,748,328 shares over the $11,101 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

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

The number of common shares authorized with a par value of $0.0001 per share at June 30, 2022 and December 31, 2021 is 1,000,000,000 and 500,000,000, respectively. At June 30, 2022 and December 31, 2021, there are 468,266,754 and 247,015,579 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the six months ended June 30, 2022

None.

For the year ended December 31, 2021

None.

The number of preferred shares authorized with a par value of $0.0001 per share at June 30, 2022 and December 31, 2021 is 5,000,000 and 5,000,000, respectively. At June 30, 2022 and December 31, 2021, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2019	-	6,290,431	6,290,431
Warrants issued on March 12, 2020	-	262,500	262,500
Warrants expired on June 20, 2020	-	(5,000,000)	(5,000,000)
Cashless exercise of warrants on August 19, 2020		(262,500)	(262,500)
Warrants expired in October 2020 and November 2020	-	(1,210,431)	(1,210,431)
Balance, December 31, 2020	-	80,000	80,000
Warrants expired on February 19, 2021	-	(30,000)	(30,000)
Warrants expired on March 16, 2021	-	(50,000)	(50,000)
Warrant issued on July 2, 2021 (i)	-	5,000,000	5,000,000
Cashless exercise of warrant on September 21, 2021	-	(5,000,000)	(5,000,000)
Two warrants issued on October 14, 2021 (ii)	-	133,333,334	133,333,334
Balance, December 31, 2021 and June 30, 2022	-	133,333,334	133,333,334

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”). As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On September 21, 2021, the Company issued Labrys 4,512,497 shares of common stock as a cashless exercise of the warrant.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The Company agreed to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 14 days of the execution of the NPA. The Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on October 28, 2021 and declared effective on November 10, 2021. The transaction closed on October 19, 2021.

The following table summarizes information about warrants outstanding as of March 31, 2022:

Number Outstanding
At June 30, 2022	Exercise Price	Expiration Date

133,333,334	$0.015	October 14, 2026
133,333,334

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE K - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the difference are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022 (Unaudited)	June 30, 2021 (Unaudited)	June 30, 2022 (Unaudited)	June 30, 2021 (Unaudited)
Expected tax at 21%	$(141,452)	$(141,822)	$(245,907)	$(210,731)
Non-deductible stock-based compensation	6,179	4,645	36,683	16,120
Non-deductible (non-taxable) derivative liability expense (income)	17,454	(53,638)	(129,079)	(20,471)
Non-deductible amortization of debt discounts	56,592	61,894	178,972	66,162
Non-deductible loss on conversions of notes payable and accrued interest	17,869	92,994	48,523	92,994
Increase (decrease) in Valuation allowance	43,358	35,927	110,808	55,926
Provision for (benefit from) income taxes	$-	$-	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of June 30, 2022 and December 31, 2021 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2022 and December 31, 2021. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at June 30, 2022 for the years 2002 to 2017 expires in varying amounts from year 2022 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

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

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan (ISP), the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. For the six months ended June 30, 2022 and 2021, compensation to Mr. Bradford expensed under the above employment agreement was $21,000 and $21,000, respectively. As of June 30, 2022 and December 31, 2021, accrued compensation due Mr. Bradford was $68,250 and $47,250, respectively. As of June 30, 2022 and December 31, 2021, the deferred compensation balance due Mr. Bradford was $3,827 and $3,695, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. As of June 30, 2022 and December 31, 2021, the deferred compensation balance due Mr. Edmonds was $92,006 and $88,851, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. On January 24, 2020, 840,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement. On September 9, 2020, 1,020,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the six months ended June 30, 2022 and 2021, compensation to Mr. Spencer expensed under the employment agreement was $21,000 and $21,000, respectively. As of June 30, 2022 and December 31, 2021, accrued compensation due Mr. Spencer was $68,250 and $47,250, respectively.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At June 30, 2022, the accrued compensation due Mr. Spencer under this agreement was $30,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At June 30, 2022, the accrued compensation due Mr. Edmonds under this agreement was $30,000.

Legal

As indicated in NOTE F – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,591,825, which are mostly past due and remain unpaid by Deep Green. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2022, we had cash of $14,930, current assets of $139,788, current liabilities of $5,824,212 and an accumulated deficit of $12,348,203. For the six months ended June 30, 2022 and 2021, we used cash from operating activities of $180,186 and $236,418, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through August 2023.

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

Discussion for the three months ended June 30, 2022 and June 30, 2021 (Unaudited):

Results of Operations:

	June 30, 2022	June 30, 2021	$ Change
Gross revenue	$207,875	$51,428	$156,447
Cost of Sales	75,839	21,144	54,695
Gross Profit	132,035	30,284	101,751
S,G&A	347,599	205,822	141,777
Operating (Loss)	(215,564)	(175,538)	(39,026)
Other Income (Expense)	(16,022)	(499,806)	483,784
Net Income (Loss)	(231,585)	(675,344)	443,759
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$-

Revenues

For the three months ended June 30, 2022 and 2021, we generated $207,875 and $51,428 revenue, respectively.

Cost of Sales

Our cost of sales were $75,839 and $21,144 for the six months ended June 30, 2022 and 2021, respectively.

Gross Profit

Our gross profit was $132,035 and $30,284 for the six months ended June 30, 2022 and 2021, respectively.

Selling, General and Administrative Expenses (S, G&A)

Our SG&A expenses were $347,599 and $205,822 for the six months ended June 30, 2022 and 2021, respectively.

Operating Loss

Our operating loss was $215,564 and $175,538 for the three months ended June 30, 2022 and 2021, respectively

We anticipate that our cost of revenues will increase in 2022 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

Net Income (Loss) from Operations

The Company’s loss from operations decreased to $231,585 for the three months ended June 30, 2022 from $675,344 in 2021, an increase of $433,759.

Discussion for the six months ended June 30, 2022 and June 30, 2021 (Unaudited):

Results of Operations:

	June 30, 2022	June 30, 2021	$ Change
Gross revenue	$427,615	$76,265	$351,350
Cost of Sales	169,703	28,165	141,538
Gross Profit	257,912	48,100	209,812
S,G&A	865,949	355,347	510,602
Operating (Loss)	(608,037)	(307,247)	300,790
Other Income (Expense)	(127,556)	(696,235)	568,679
Net Income (Loss)	(735,593)	(1,003,482)	267,889
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$-

Revenues

For the six months ended June 30, 2022 and 2021, we generated $427, 615 and $76,265 revenue, respectively.

Cost of Sales

Our cost of sales were $169,703 and $28,165 for the six months ended June 30, 2022 and 2021, respectively.

Gross Profit

Our gross profit was $257,912 and $48,100 for the six months ended June 30, 2022 and 2021, respectively.

Selling, General and Administrative Expenses (S, G&A)

Our SG&A expenses were $865,949 and $355,347 for the six months ended June 30, 2022 and 2021, respectively.

We anticipate that our cost of revenues will increase in 2022 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

Loss from Operations

The Company’s loss from operations increased to $608,037 for the six months ended June 30, 2022 from 307,247 in 2021, an increase of $300,790

Other Income (Expense)

Other income (expense) decreased to ($127,556) for the six months ended June 30, 2022. Other income (expense) was ($696,235) for the six months ended June 30, 2021 and included interest expense of $54,220 and derivative liability expense of $568,679.

Net Loss

For the six months ended June 30, 2022, our net loss decreased to 735,593 rom $1,003,482 in 2021, resulting in an increase of $267,889

Liquidity and Capital Resources

At June 30, 2022, we had current assets of $139,788 and current liabilities of $5,375,502 resulting in negative working capital of $5,235,714, of which $3,079,440 was accounts payable and $133,911 was included in accrued interest. At June 30, 2022, we had total assets of $1,440,073 and total liabilities of $5,375,502 resulting in stockholders’ deficit of $3,935,429.

At December 31, 2021, we had current assets of $231,280 and current liabilities of $5,992,412 resulting in negative working capital of $5,761,132, of which $3,097,770 was accounts payable and $92,546 was included in deferred compensation. At December 31, 2021, we had total assets of $1,686,833 and total liabilities of $5,992,412 resulting in stockholders’ deficit of $4,305,579.

Accounts Payable

At June 30, 2022, the Company had accounts payable of $3,079,440 that consisted of $492,319 in default judgments due to prior vendors, $2,373,519 due to vendors for materials and services and $218,306 due for credit card obligations.

At December 31, 2021, the Company had accounts payable of $3,097,770 that consisted of $487,615 in default judgments due to prior vendors, $2,390,849 due to vendors for materials and services and $220,306 due for credit card obligations.

Debt

At June 30, 2022, the Company had outstanding convertible notes payable $582,420 as well as secured notes and other loans from officers of $587,850. Please see NOTE F – DEBT for further information.

At December 31, 2021, the Company had outstanding debt of had outstanding convertible notes payable $316,974 as well as secured notes and other loans from officers of $730,532. Please see NOTE F – DEBT for further information.

Capital Raising

For the six months ended June 30, 2022 the Company raised $300,000 through the issuance of Secured Promissory Notes or loans from officers. For the twelve months ended December 31, 2021 $1,848,910 through the issuance of Convertible Notes or loans from officers.

Cash on Hand

Our cash on hand as of June 30, 2022 and December 31, 2020 was $14,930 and $36,619, respectively.

Satisfaction of Outstanding Liabilities

As of June 30, 2022, the Company has a liability of $492,319 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Debt

Our Debt was $587,850 and $730,532 at June 30, 2022 and December 31, 2021, respectively. Included within the Debt was the following at June 30, 2022 In addition, (i) $387,535 due under Factor agreement with AEC Yield Capital, LLC and Notice of Default; and (ii) $5,574 due under a short-term capital lease; and (iii) $42,947 as loans payable to officers; and (iv) $28,637 other debt. Please see NOTE F – DEBT for further information.

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

Cash Flows

We had net cash used in operating activities for the six months ended June 30, 2022 and 2021 of $185, 509 and $236,418, respectively.

We had net cash used in investing activities for the six months ended June 30, 2022 and 2021 of $0 and $207,185, respectively.

We had net cash provided by financing activities for the six months ended June 30, 2022 and 2021 of $158,498 and $482,839, respectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the six months ended June 30, 2022 and fiscal year ended December 31, 2021, the Company issued and/or sold the following unregistered securities:

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

For the six months ended June 30, 2022

None.

For the year ended December 31, 2021

On June 3, 2020, the Company issued 6,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $6,000 loans payable to Mr. Edmonds.

On January 22, 2020, the Company issued 25,000 shares of Series B Preferred Stock to Bill Edmonds in satisfaction of $25,000 of the Company’s deferred compensation liability to Mr. Edmonds.

The number of preferred shares authorized with a par value of $0.0001 per share at June 30, 2022 and December 31, 2021 is 5,000,000 and 5,000,000, respectively. At June 30, 2022 and December 31, 2021, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

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

Date: August 23, 2022

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Lloyd Spencer
Lloyd Spencer
President
(Principal Executive Officer)

