Form 10-Q/A
period 2022-06-30
Deep Green Waste & Recycling, Inc.
filed 2022-08-29
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of August 26, 2022, there were 475,785,551 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Deep Green Waste & Recycling, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the Securities and Exchange Commission on August 23, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple immaterial typos were updated.

No other material changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

DEEP GREEN WASTE & RECYCLING, INC.

 USE OF MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q/A includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Quarterly Report on Form 10-Q/A are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Quarterly Report on Form 10-Q/A or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Quarterly Report on Form 10-Q/A to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Quarterly Report on Form 10-Q/A.

Solely for convenience, we refer to trademarks in this Quarterly Report on Form 10-Q/A without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q/A, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report on Form 10-Q/A, the terms “Deep Green” “we,” “us,” “our,” the “Company” and similar terms refer to Deep Green Waste & Recycling, Inc., a Wyoming corporation formerly known as Critic Clothing, Inc., and affiliates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A for the period ended June 30, 2022 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

This Quarterly Report on Form 10-Q/A also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in consumer product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable maintain profitability; that we may be unable to attract and retain key personnel; or that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

3

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$14,930	$36,619
Accounts receivable, net of allowance for doubtful accounts of $554,020 at June 30, 2022 and $545,420 at December 31, 2021	121,000	185,902
Prepaid expenses and other current assets	3,858	8,759
Total current assets	139,788	231,280

Property and equipment, net	198,272	227,889
Goodwill and Intangible assets, net	1,101,430	1,220,664
Deposit	7,000	7,000
Total other assets	1,306,702	1,455,553
Total assets	$1,446,490	$1,686,833

LIABILITIES

Current liabilities:
Current portion of debt, net of debt discounts of $50,000 as of June 30, 2022	$912,999	$730,532
Convertible notes payable, net of debt discounts of $214,268 and $1,041,697 at June 30, 2022 and December 31, 2021, respectively	526,908	316,974
Accounts payable	3,079,440	3,098,770
Accrued expenses	247,719	217,867
Deferred compensation	95,833	92,546
Accrued interest	133,911	93,661
Customer deposits payable	68,851	68,851
Derivative liability	758,551	1,373,211
Total current liabilities	5,824,212	5,992,412

Long-term liabilities:
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	5,824,212	5,992,412

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 1,000,000,000 and 500,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 468,266,754 and 247,015,579 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$46,827	$24,702
Preferred Stock, $.0001 par value, $1 per share stated value, 5,000,000 shares authorized; 31,000 and 31,000 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	31,000	31,000
Additional paid-in capital	7,892,654	6,815,935
Accumulated deficit	(12,348,203)	(11,177,216)

Total stockholders’ deficit	(4,377,722)	(4,305,579)

Total liabilities and stockholders’ deficit	$1,446,490	$1,686,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2022 and 2021
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$207,874	$51,428	$427,615	$76,265

Total revenues	207,874	51,428	427,615	76,265

Cost of revenues	75,839	21,144	169,703	28,165
Gross profit	132,035	30,284	257,912	48,100

Operating expenses:
Selling, general and administrative	156,455	94,062	374,993	120,872
Officers and directors compensation (including stock-based compensation of $1,326, $22,121, $146,585 and $46,911 respectively)	41,926	45,149	218,185	90,939
Professional and consulting (including stock-based compensation of $13,446, $0, $28,098 and $29,850 respectively)	50,754	50,403	96,096	117,653
Provision for doubtful accounts	25,000	-	25,000
Depreciation and Amortization	67,047	16,208	145,257	25,883
Total operating expenses	341,182	205,822	859,531	355,347

Operating loss	(209,147)	(175,538)	(601,619)	(307,247)

Other (expense) income:
Derivative liability income (expense)	(83,117)	255,416	614,660	97,480
Loss on conversions of debt	(85,089)	(442,829)	(231,061)	(442,829)
Interest expense (including amortization of debt discounts of $269,488, $9,911, $852,249 and $315,057 respectively)	(296,228)	(312,393)	(952,967)	(350,886)
Total other (expense) income	(464,434)	(499,806)	(569,368)	(696,235)

Net loss	$(673,581)	$(675,344)	$(1,170,987)	$(1,003,482)
Net loss per common share:
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	451,160,597	141,483,432	392,936,085	136,768,307

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

For the six months ended June 30, 2022 and 2021, depreciation and amortization of property and equipment was $26,024 and $17,566, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets consist of the following at:

	June 30, 2022 (Unaudited)	December 31, 2021
Customer list and convenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Service, Inc. closed on October 19,2021	1,083,333	1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	86,176	86,176
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	$109,000	$109,000
Total	1,278,509	1,278,509
Accumulated amortization	(177,079)	(57,845)

Net	$1,101,430	$1,220,664

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

The fair value of the derivative liability was measured at the respective issuance date, at June 30, 2022 and at December 31, 2021 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes, (i) at June 30, 2022 were (1) stock price of $0.0026 per share, (2) conversion price of $0.001365 per share, (3) term of106 days, (4) expected volatility of 143.21% and (5) risk free interest rate of 1.72%, and (ii) at December 31, 2021 were (1) stock price of $0.01 per share, (2) conversion prices ranging from of $0.00574 to $0.015 per share, (3) term of 182 – 287 days, (4) expected volatility of 143% and (5) risk free interest rates ranging from 0.80% to 1.13%.

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

2021 Stock Option Incentive Plan

On October 5, 2021, the Company filed a Registration Statement on Form S-8 registering 40,000,000 shares of common stock to be issued under the Company’s 2021 Stock Option Incentive Plan (the “2021 Plan”)(15,660,000 shares remaining as of June 30, 2022). To date, no warrants or options have been issued under shareholder approved plans.

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

The following table summarizes information about warrants outstanding as of June 30, 2022:

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

Discussion for the three months ended June 30, 2022 and June 30, 2021 (Unaudited):

Results of Operations:

	June 30, 2022	June 30, 2021	$ Change
Gross revenue	$207,874	$51,428	$156,446
Cost of Sales	75,839	21,144	54,695
Gross Profit	132,035	30,284	101,751
Operating expenses	341,182	205,822	135,360
Operating (Loss)	(209,147)	(175,538)	(33,609)
Other Income (Expense)	(464,434)	(499,806)	35,372
Net Income (Loss)	(673,581)	(675,344)	1,763
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the three months ended June 30, 2022 and 2021, we generated $207,874 and $51,428 revenue, respectively.

Cost of Sales

Our cost of sales were $75,839 and $21,144 for the six months ended June 30, 2022 and 2021, respectively.

Gross Profit

Our gross profit was $132,035 and $30,284 for the six months ended June 30, 2022 and 2021, respectively.

Operating expenses

Our operating expenses were $341,182 and $205,822 for the six months ended June 30, 2022 and 2021, respectively.

Operating Loss

Our operating loss was $209,147 and $175,538 for the three months ended June 30, 2022 and 2021, respectively

We anticipate that our cost of revenues will increase in 2022 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

Net Income (Loss) from Operations

The Company’s net loss decreased to $673,581 for the three months ended June 30, 2022 from $675,344 in 2021.

Discussion for the six months ended June 30, 2022 and June 30, 2021 (Unaudited):

Results of Operations:

	June 30, 2022	June 30, 2021	$ Change
Gross revenue	$427,615	$76,265	$351,350
Cost of Sales	169,703	28,165	141,538
Gross Profit	257,912	48,100	209,812
Operating expenses	895,531	355,347	504,184
Operating (Loss)	(601,619)	(307,247)	(294,372)
Other Income (Expense)	(569,368)	(696,235)	125,867
Net Income (Loss)	(1,170,987)	(1,003,482)	(167,505)
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$0.01

Revenues

For the six months ended June 30, 2022 and 2021, we generated $427, 615 and $76,265 revenue, respectively.

Cost of Sales

Our cost of sales were $169,703 and $28,165 for the six months ended June 30, 2022 and 2021, respectively.

Gross Profit

Our gross profit was $257,912 and $48,100 for the six months ended June 30, 2022 and 2021, respectively.

Operating expenses

Our operating expenses were $895,531 and $355,347 for the six months ended June 30, 2022 and 2021, respectively.

We anticipate that our cost of revenues will increase in 2022 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

Loss from Operations

The Company’s loss from operations increased to $601,619 for the six months ended June 30, 2022 from 307,247 in 2021, an increase of $300,790.

Other Income (Expense)

Other income (expense) decreased to ($569,368) for the six months ended June 30, 2022. Other income (expense) was ($696,235) for the six months ended June 30, 2021 and included interest expense of $54,220 and derivative liability expense of $568,679.

Net Loss

For the six months ended June 30, 2022, our net loss increased to $1,170,987 from $1,003,482 in 2021, resulting in an increase of $167,505.

Liquidity and Capital Resources

Working Capital

	June 30, 2022	December 31, 2021
Current Assets	$139,788	$231,280
Current Liabilities	5.824,212	5,992,412
Working Capital (Deficit)	$(5,684,424)	$(5,761,132)

At June 30, 2022, we had current assets of $139,788 and current liabilities of $5,824,212 resulting in negative working capital of $5,684,424, of which $3,079,440 was accounts payable and $133,911 was included in accrued interest. At June 30, 2022, we had total assets of $1,446,490 and total liabilities of $5,824,212 resulting in stockholders’ deficit of $4,377,722.

At December 31, 2021, we had current assets of $231,280 and current liabilities of $5,992,412 resulting in negative working capital of $5,761,132, of which $3,097,770 was accounts payable and $92,546 was included in deferred compensation. At December 31, 2021, we had total assets of $1,686,833 and total liabilities of $5,992,412 resulting in stockholders’ deficit of $4,305,579.

Cash Flows

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash Flows from (used in) Operating Activities	$(180,186)	$(236,418)
Cash Flows from (used in) Investing Activities	-	(207,185)
Cash Flows from (used in) Financing Activities	158,497	482,829
Net Increase (Decrease) in Cash During Period	$(21,689)	$39,236

We had net cash (used in) operating activities for the six months ended June 30, 2022 and 2021 of ($180,186) and ($236,418), respectively.

We had net cash (used in) investing activities for the six months ended June 30, 2022 and 2021 of $0 and ($207,185), respectively.

We had net cash provided by financing activities for the six months ended June 30, 2022 and 2021 of $158,497 and $482,839, respectively.

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

Debt

At June 30, 2022, the Company had outstanding convertible notes payable of $582,420 as well as secured notes and other loans from officers of $587,850. Please see NOTE G – DEBT within the Company’s financial statement for the six months ended June 30, 2022 for further information.

At December 31, 2021, the Company had outstanding debt of $316,974 as well as secured notes and other loans from officers of $730,532. Please see NOTE G – DEBT within the Company’s financial statement for the year ended December 31, 2021 for further information.

Capital Raising

For the six months ended June 30, 2022, the Company raised $300,000 through the issuance of Secured Promissory Notes or loans from officers. For the twelve months ended December 31, 2021, the Company raised $1,848,910 through the issuance of Convertible Notes or loans from officers.

Cash on Hand

Our cash on hand, as of June 30, 2022 and December 31, 2021, was $14,930 and $36,619, respectively.

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

For the twelve months ended December 31, 2021

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

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
2.1	Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.2	Articles of Merger of Deep Green Acquisition, LLC and Deep Green Waste & Recycling, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.3	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.4	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Columbia Financial services, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with St. James Capital Management, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.6	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with Mirabile Corporate Holdings, Inc. dated August 7, 2018 (previously filed with Form S-1 on March 18, 2020)
3.1	Articles of Incorporation Evader, Inc. dated August 24, 1995 (previously filed with Form S-1 on March 18, 2020)
3.2	Certificate of Correction for Evader, Inc. dated December 28, 2005 (previously filed with Form S-1 on March 18, 2020)
3.3	Certificate of Designation of Series A Preferred Stock dated July 18, 2010 (previously filed with Form S-1 on March 18, 2020)
3.4	Articles of Conversion of Evader, Inc., Inc. dated April 25, 2012 effective May 25, 2012 (previously filed with Form S-1 on March 18, 2020)
3.5	Restated Certificate of Incorporation of Evader, Inc., Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.6	Bylaws of Evader, Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.7	Amendment to Articles of Incorporation of Evader, Inc. dated July 24, 2014 (previously filed with Form S-1 on March 18, 2020)
3.8	Amendment to Articles of Incorporation of Evader, Inc. dated August 14, 2014 (previously filed with Form S-1 on March 18, 2020)
3.9	Amendment to Articles of Incorporation of Evader, Inc. dated December 8, 2014 (previously filed with Form S-1 on March 18, 2020)
3.10	Amendment to Articles of Incorporation of Evader, Inc. dated August 13, 2015 (previously filed with Form S-1 on March 18, 2020)
3.11	Amendment to Articles of Incorporation of Evader, Inc. dated July 20, 2017 (name change to Critical Clothing, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.12	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
3.13	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated November 6, 2017 (name change to Deep Green Waste & Recycling, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.14	Certificate of Designation Series B Convertible Preferred Stock dated January 22, 2020 (previously filed with Form S-1 on March 18, 2020)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on March 18, 2020)
10.1	Board of Directors Services Agreement with Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.2	Board of Directors Services Agreement with Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.3	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.4	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.5	Employment Agreement between Deep Green Waste & Recycling, Inc. and Lloyd Spencer dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.6	Employment Agreement between Deep Green Waste & Recycling, LLC and David Bradford dated January 1, 2016 (previously filed with Form S-1 on March 18, 2020)
10.7	Employment Agreement between Deep Green Waste & Recycling, LLC and Bill Edmonds dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.8	Employment Agreement between Deep Green Waste & Recycling, Inc. and Josh Beckham dated February 5, 2018 (previously filed with Form S-1 on March 18, 2020)
10.9	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with David Bradford dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.10	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with Bill Edmonds dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.11	Consulting Agreement between Deep Green Waste & Recycling, Inc. and Sylios Corp dated December 16, 2019 (previously filed with Form S-1 on March 18, 2020)
10.12	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.13	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.14	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)

10.15	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.16	Acknowledgement of Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.17	Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.18	Convertible Promissory Note between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.19	Common Stock Purchase Warrant Agreement between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.20	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CFSI acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.21	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CARE acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.22	Notice of Default submitted by AEC Yield Capital, LLC dated July 31, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.23	Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated December 16, 2016 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.24	First Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated January 26, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.25	Second Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.26	Third Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.27	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and C Alvin Roberds, Jr. dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.28	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and C Alvin Roberds, Jr. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.29	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Mary Williams dated February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.30	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Mary Williams. dated as of February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.31	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Ellen Bailey dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.32	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Ellen Bailey. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.33	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.34	Registration Rights Agreement between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.35	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.36	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.37	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.38	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.39	ASSET PURCHASE AGREEMENT between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.40	Promissory Note between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.41	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.42	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.43	Consulting Agreement between the Company and Sylios Corp dated February 12, 2021 (previously filed with Form S-1 on April 16, 2021)
10.44	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Bill Edmonds dated April 9, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.45	Consulting Agreement between the Company and Sylios Corp dated May 10, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.46	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.47	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.48	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.49	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)

10.50	Amendment to Consulting Agreement between the Company and Sylios Corp dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.51	Finder’s fee agreement between the Company and J.H. Darbie & Co., Inc. dated May 13, 2021 (previously filed with Form S-1/A on June 17, 2021)
10.52	Promissory Note between Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.53	Securities Purchase Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.54	Common Stock Purchase Warrant Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.55	Stock Purchase Agreement between Deep Green Waste & Recycling, Inc., Jeremy Lyell and Lyell Environmental Services, Inc. dated July 11, 2021 (previously filed with Form 10-Q on August 23, 2022)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on March 18, 2020)
21.1	Certificate of Organization of Deep Green Waste & Recycling, LLC dated August 2, 2011 (previously filed with Form S-1 on March 18, 2020)
21.2	Articles of Incorporation of Jetty Enterprises, Inc. dated November 4, 1987 (previously filed with Form S-1 on March 18, 2020)
21.3	Amendment to Articles of Incorporation for Jetty Enterprises, Inc. dated May 21, 2993 (name change to Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
21.4	Articles of Incorporation for Columbia Financial Services, Inc. dated October 3, 1988 (previously filed with Form S-1 on March 18, 2020)
21.5	Articles of Incorporation of DG Research, Inc. dated July 22, 2020 (previously filed with Form S-1 on April 16, 2021)
31.1+	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Deep Green Waste & Recycling, Inc.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed hereby with this Quarterly Report.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2022

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Bill Edmonds
Bill Edmonds
Chief Executive Officer
(Principal Executive Officer)

