Form 10-Q
period 2022-09-30
Deep Green Waste & Recycling, Inc.
filed 2022-11-21
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	DGWR	OTC Markets - Pink

As of November 18, 2022, there were 1,341,097,489 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2022 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

3

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$966	$36,619
Accounts receivable, net of allowance for doubtful accounts of $554,020 at September 30, 2022 and $545,420 at December 31, 2021	199,796	185,902
Prepaid expenses and other current assets	2,851	8,759
Total current assets	203,613	231,280

Property and equipment, net	187,710	227,889
Goodwill and Intangible assets, net	1,038,605	1,220,664
Deposit	7,000	7,000
Total other assets	1,233,315	1,455,553
Total assets	$1,436,928	$1,686,833

LIABILITIES

Current liabilities:
Current portion of debt, net of debt discounts of $31,250 as of September 30, 2022	$954,946	$730,532
Convertible notes payable, net of debt discounts of $24,714 and $1,041,697 at September 30, 2022 and December 31, 2021, respectively	596,462	316,974
Accounts payable	3,088,834	3,098,770
Accrued expenses	285,505	217,867
Deferred compensation	97,519	92,546
Accrued interest	136,463	93,661
Customer deposits payable	68,851	68,851
Derivative liability	276,360	1,373,211
Total current liabilities	5,504,940	5,992,412

Long-term liabilities:
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	5,504,940	5,992,412

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 3,000,000,000 shares authorized; 585,665,735 and 247,015,579 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$58,567	$24,702
Preferred Stock, $.0001 par value, $1 per share stated value, 5,000,000 shares authorized; 31,000 and 31,000 shares of Series B Convertible Preferred Stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	31,000	31,000
Additional paid-in capital	8,059,677	6,815,935
Accumulated deficit	(12,217,256)	(11,177,216)

Total stockholders’ deficit	(4,068,012)	(4,305,579)

Total liabilities and stockholders’ deficit	$1,436,928	$1,686,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2022 and 2021
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$368,512	$43,915	$796,127	$120,180

Total revenues	368,512	43,915	796,127	120,180

Cost of revenues	130,809	29,930	300,512	58,095
Gross profit	237,703	13,985	495,615	62,085

Operating expenses:
Selling, general and administrative	195,903	30,690	570,896	151,562
Officers and directors compensation (including stock-based compensation of $748, $16,817, $147,333 and $63,728 respectively)	31,748	101,645	249,933	192,584
Professional and consulting (including stock-based compensation of $0, $0,$28,098 and $0 respectively)	11,170	52,283	107,266	169,936
Provision for doubtful accounts	-	-	25,000	-
Depreciation and Amortization	73,388	18,657	218,645	44,540
Total operating expenses	312,209	203,275	1,171,740	558,622

Operating loss	(74,506)	(189,290)	(676,125)	(496,537)

Other (expense) income:
Derivative liability income (expense)	482,191	366,414	1,096,851	463,894
Loss on conversions of debt	(58,763)	(354,423)	(289,824)	(797,252)
Gain on write off of notes payable	-	652,559	-	652,559
Loss on disposal of assets	-	(17,747)	-	(17,747)
Interest expense (including amortization of debt discounts of $208,344, $157,708, $1,060,598 and $472,765 respectively)	(213,615)	(188,937)	(1,166,582)	(539,823)
Other	(4,360)		(4,360)
Total other (expense) income	205,453	457,866	(363,915)	(238,369)

Net Income (Loss)	$130,947	$268,576	$(1,040,040)	$(734,906)
Net Income (Loss) per common share:
Basic and diluted net income (loss) per common share	$0.00	$0.00	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	500,715,161	194,886,945	429,257,239	155,783,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Unaudited)

For the three and nine months ended September 30, 2022:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2022	31,000	$31,000	247,015,579	$24,702	$6,815,935	$(11,177,216)	$(4,305,579)
Issuance of common stock relating to officer employment agreement	-	-	2,040,000	204	20,196	-	20,400
Issuance of common stock for consulting services	-	-	2,220,000	222	14,430	-	14,652
Issuance of common stock incentives for officers and directors	-	-	22,000,000	2,200	140,900	-	143,100
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	133,058,420	13,306	688,265	-	701,571
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(497,406)	(497,406)
Balances at March 31, 2022	31,000	$31,000	406,333,999	$40,634	$7,679,726	$(11,674,622)	$(3,923,262)
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	57,595,405	5,759	199,916	-	205,675
Issuance of common stock for consulting services			4,337,350	434	13,012		13,446
Net loss for the three months ended June 30, 2022	-		-	-	-	(673,581)	(673,581)
Balances at June 30, 2022	31,000	$31,000	468,266,754	$46,827	$7,892,654	$(12,348,203)	$(4,377,722)
Issuance of common stock in satisfaction of notes payable and accrued interest			117,398,981	11,740	167,023		178,763
Net income for the three months ended September 30, 2022	-		-	-	-	130,947	130,947
Balances at September 30, 2022	31,000	$31,000	585,665,735	$58,567	$8,059,677	$(12,217,256)	$(4,068,012)

For the three and nine months ended September 30, 2021:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at June 30, 2021	31,000	$31,000	169,394,790	$16,940	$4,291,077	$(8,779,836)	$(4,440,819)
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	25,098,081	2,510	530,719	-	533,229
Issuance of common stock and warrants as part of $100,000 convertible note issued on July 2, 2021	-	-	1,000,000	100	57,483	-	57,583
Warrant cashless exercise	-	-	4,512,497	451	(451)	-	-
Net income for the three months ended September 30, 2021	-	-	-	-	-	268,576	268,576
Balances at September 30, 2021	31,000	$31,000	200,005,368	$20,001	$4,878,828	$(8,511,260)	$(3,581,431)

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2021	31,000	$31,000	129,836,060	$12,984	$3,374,888	$(7,776,354)	$(4,357,482)
Issuance of common stock for consulting services	-	-	750,000	75	29,775	-	29,850
Issuance of common stock to directors for accrued compensation	-	-	2,382,758	238	56,541	-	56,779
Issuance of common stock for Amwaste asset purchase	-	-	2,000,000	200	98,800	-	99,000
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	59,524,053	5,953	1,261,792	-	1,267,745
Issuance of common stock and warrants as part of $100,000 convertible note issued on July 2, 2021	-	-	1,000,000	100	57,483	-	57,583
Warrant cashless exercise	-	-	4,512,497	451	(451)	-	-
Net loss for the nine months ended September 30, 2021	-	-	-	-	-	(734,906)	(734,906)
Balances at September 30, 2021	31,000	$31,000	200,005,368	$20,001	$4,878,828	$(8,511,260)	$(3,581,431)

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	September 30, 2022	September 30, 2021

OPERATING ACTIVITIES:
Net income (loss) for the period	$(1,040,040)	$(734,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,645	44,540
Provision for doubtful accounts	25,000	-
Amortization of debt discounts	1,060,598	472,765
Derivative liability (income) expense	(1,096,851)	(463,894)
Loss on conversions of debt	289,824	797,252
Gain on write off of notes payable	-	(652,559)
Loss on disposal of assets	-	17,747
Stock-based compensation	175,431	63,728
Changes in operating assets and liabilities:
Accounts receivable	(38,894)	(6,929)
Prepaid expenses and other current assets	5,908	(38,393)
Accounts payable	(10,221)	30,215
Accrued expenses	67,638	34,471
Deferred compensation	4,973	4,638
Accrued interest	121,672	67,058
Net cash used in operating activities	(216,317)	(364,267)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(205,382)
Purchase of intangible assets	-	(10,000)
Net cash used in investing activities	-	(215,382)

FINANCING ACTIVITIES:
Proceeds from secured notes and convertible notes payable	300,000	616,500
Proceeds from (repayment of) other debt	(1,030)	19,893
Repayment of note issued in Lyell Acquisition	(140,000)	-
Repayment of convertible note		(110,000)
Officer Loans	21,694	104,377
Net cash provided by financing activities	180,664	630,770

NET INCREASE (DECREASE) IN CASH	(35,653)	51,121

CASH, BEGINNING OF PERIOD	36,619	757

CASH, END OF PERIOD	$966	$51,878

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,980	$-
Income taxes	$-	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discounts	$-	$420,000
Issuance of common stock to directors for accrued compensation	$20,400	$56,779
Issuance of common stock and note payable to Seller of Amwaste, Inc. assets
Common stock	$-	$99,000
Note payable	-	110,000
Total	$-	$209,000

Issuance of common stock in satisfaction of debt: Fair Value of Common Stock Issued	$1,086,009	$1,267,745
Notes Payable Satisfied	(717,315)	(465,810)
Accrued Interest Satisfied	(78,870)	(4,683)
Loss on conversion of notes payable	$289,824	$797,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

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

For the three and nine months ended September 30, 2022 and 2021

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022. These financial statements should be read in conjunction with that report.

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

For the three and nine months ended September 30, 2022 and 2021

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2022 and December 31, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the three and nine months ended September 30, 2022 and 2021

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through September 30, 2022, the Company has not experienced impairment losses on its long-lived assets.

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

For the three and nine months ended September 30, 2022 and 2021

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

For the periods presented, we have excluded the shares issuable from the convertible notes payable (see NOTE H and NOTE I) , the convertible Series B Preferred Stock (see NOTE J),and the warrants (see NOTE J) from our diluted net loss per share calculation as the effect of their inclusion would be anti-dilutive.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

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

For the three and nine months ended September 30, 2022 and 2021

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

For the nine months ended September 30, 2022, revenues and net loss of Lyell included in the accompanying consolidated statement of operations was $654,992 and $196,771 respectively.

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	September 30, 2022 (Unaudited)	December 31, 2021
Software	$-	$99,025
Office equipment	45,881	60,974
Furniture and Fixtures	-	948
Waste and Recycling Equipment	322,409	393,340
Total	368,290	554,287
Accumulated depreciation and amortization	(180,580)	(326,398)

Net	$187,710	$227,889

For the nine months ended September 30, 2022 and 2021, depreciation and amortization of property and equipment was $34,085 and $30,773, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets consist of the following at:

	September 30, 2022 (Unaudited)	December 31, 2021
Customer list and convenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Service, Inc. closed on October 19,2021	$1,083,333	$1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	86,176	86,176
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	109,000	109,000
Total	1,278,509	1,278,509
Accumulated amortization	(239,904)	(57,845)

Net	$1,038,605	$1,220,664

The customer lists and covenants not to compete are being amortized using the straight-line method over their estimated useful lives of five years. For the nine months ended September 30, 2022 and 2021, amortization of intangible assets expense was $184,560 and $13,767, respectively.

At September 30, 2022, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2022 (excluding the nine months ended September 30, 2022)	$59,617
2023	238,467
2024	238,467
2025	238,467
2026	177,411
Thereafter	-
Total	$952,429

NOTE F – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	September 30, 2022 (Unaudited)	December 31, 2021
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,387,913	2,390,849
Credit card obligations	213,306	220,306

Total	$3,088,834	$3,098,770

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE G – DEBT

Debt consists of the following at:

	September 30, 2022 (Unaudited)	December 31, 2021
Secured Notes Payable to BHP Capital and Quick Capital, net of debt discounts of $31,250 and $0, respectively (i)	$343,750	$-
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	387,535	387,535
Short-term capital lease- 5 compactor leases (in technical default)	5,574	5,574
Loans payable to officers and directors, interest at 8% per annum, due on demand	52,308	44,038
Note issued in Lyell Acquisition	49,179	189,179
Sales Tax Payable	27,338	28,368
Note payable to Officer, interest at 15% per annum, due on demand	89,262	75,838
Total	954,946	730,532
Current portion of debt	(954,946)	(730,532)
Long-term portion of debt	$-	$-

(i)	On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of $187,500. The Notes are convertible, in whole or in part, after the occurrence of any Event of Default. In the event of default, the Holders shall have the right at any time, and from time to time, on or after the Issue Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to these Notes into fully paid and non-assessable shares of Common Stock before maturity (February 28, 2023) at the option of the holders at the Fixed Conversion Price that shall be $0.0005 per share. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. The Notes have a term of one (1) year and provide for a one-time interest charge of 10%. The principal ($187,500) and one-time interest charge ($18,750) totaling $206,250 is due in eight monthly payments of $4,490 from June 2022 to January 2023. The $4,490 payment due June 28,2022 was made on July 11,2022 but no other payments were made.The transactions closed on February 28, 2022. As of September 30, 2022, $187,500 principal plus $14,060 interest were due on the BHP Note and $187,500 principal plus $14,060 interest were due on the Quick Capital Note.

NOTE H – CONVERTIBLE NOTES PAYABLE

Convertible Note Payables consist of:

	September 30, 2022 (Unaudited)	December 31, 2021
Unsecured Convertible Promissory Note payable to Labrys Fund, LP: Issue date July 2, 2021 – net of unamortized debt discount of $0 and $50,137 at September 30, 2022 and December 31, 2021, respectively (i)	$-	$49,863
Secured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021 – net of unamortized debt discount of $11,388 and $465,532 at September 30, 2022 and December 31, 2021, respectively (ii)	285,521	126,472
Secured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021 – net of unamortized debt discount of $13,326 and $526,028 at September 30, 2022 and December 31, 2021, respectively (iii)	310,941	140,639

Total	$596,462	$316,974

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE H – CONVERTIBLE NOTES PAYABLE (continued)

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note was convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that was $0.015 per share. The Note had a term of one (1) year and bore interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA. As of December 31, 2021, $100,000 principal plus $2,959 interest were due. On January 20, 2022 Labrys converted $25,570.55 of principal and $12,000 of interest for 8,000,000 shares of common stock. On February 4, 2022, Labrys converted the remaining $74,429.45 balance of the note for 8,805,011 shares of common stock extinguishing the obligation.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2021, $592,004 principal plus $0 interest were due on the Quick Capital Note. As of September 30, 2022, $296,909 principal plus $0 interest were due on the Quick Capital Note.

(iii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2021, $666,667 principal plus $0 interest were due on the BHP Note. As of September 30, 2022, $324,267 principal plus $0 interest were due on the BHP note.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE I - DERIVATIVE LIABILITY

The derivative liability at September 30, 2022 and December 31, 2021 consisted of:

	September 30, 2022 (Unaudited)	December 31, 2021
Convertible Promissory Note payable to Labrys Fund Ltd. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	$-	$17,987
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	132,094	636,989
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	144,266	718,235

Total	$276,360	$1,373,211

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

The fair value of the derivative liability was measured at the respective issuance date, at September 30, 2022 and at December 31, 2021 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes, (i) at September 30, 2022 were (1) stock price of $0.0007 per share, (2) conversion price of $0.00049 per share, (3) term of 14 days, (4) expected volatility of 143.21% and (5) risk free interest rate of 2.79%, and (ii) at December 31, 2021 were (1) stock price of $0.01 per share, (2) conversion prices ranging from $0.00574 to $0.015 per share, (3) term of 182 – 287 days, (4) expected volatility of 143.21% and (5) risk free interest rates ranging from 0.80% to 1.13%.

NOTE J - CAPITAL STOCK

Preferred Stock

On July 18, 2010, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Convertible Preferred Stock” (hereinafter “Series A”) with a stated par value of $0.0001 per share. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series A shall be as hereinafter described. The holders of Series A, shall not be entitled to receive dividends, nor shall dividends be paid on common stock or any other Series of Preferred Stock while Series A shares are outstanding. The holders of Series A shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company. The holders of the Series A shall be entitled to one thousand (1,000) votes per one share of Series A held. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series A Preferred Stock shall be entitled to convert such shares into fully paid and non-assessable shares of common stock at the rate of 1000 shares of common stock for each share of Series A. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntarily or involuntarily, after setting apart or paying in full the preferential amounts due the Holders of senior capital stock, if any, the Holders of Series A and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the Holders of junior capital stock, including Common Stock, an amount equal to $0.125 per share.

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

At September 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

For the three and nine months ended September 30, 2022 and 2021

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

At September 30, 2022 and December 31, 2021, there were 31,000 and 31,000 shares of Series B Preferred Stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

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

On February 10, 2022, the Company’s Board unanimously approved an Amendment to our Articles of Incorporation (the “Authorized Share Amendment”) to increase the number of authorized shares of Common Stock of the Company from 500,000,000 to 1,000,000,000 with the Board maintaining the discretion of whether or not to implement the increase in authorized shares of Common and Preferred Stock. On February 10, 2022, the Majority Stockholders delivered an executed written consent in lieu of a special meeting (the “Stockholder Consent”) authorizing and approving the Authorized Share Amendment and the increase in authorized shares of Common Stock.

On September 17, 2022, the Company’s Board approved an increase in the number of authorized shares of common stock of the Company from 1,000,000,000 to 3,000,000,000.

2021 Stock Option Incentive Plan

On October 5, 2021, the Company filed a Registration Statement on Form S-8 registering 40,000,000 shares of common stock to be issued under the Company’s 2021 Stock Option Incentive Plan (the “2021 Plan”) (11,660,000 shares remaining as of September 30, 2022). To date, no warrants or options have been issued under shareholder approved plans.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (continued)

Common Stock and Preferred Stock Issuances

For the nine months ended September 30, 2022 and fiscal year ended December 31, 2021, the Company issued and/or sold the following securities:

Common Stock

For the nine months ended September 30, 2022

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (continued)

On February 2, 2022, the Company issued a noteholder 6,802,721 shares of common stock in satisfaction of $25,000 principal. The $9,014 excess of the $34,014 fair value of the 6,802,721 shares over the $25,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 4, 2022, the Company issued a noteholder 8,805,011 shares of common stock in satisfaction of $74,429 principal. The $30,404 difference of the $44,025 fair value of the 8,805,011 shares over the $74,429 liability reduction was credited to loss on conversion of debt in the three months ended March 31, 2022.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (continued)

On May 19, 2022, the Company issued a noteholder 6,748,328 shares of common stock in satisfaction of $11,101 principal. The $6,445 excess of the $17,546 fair value of the 6,748,328 shares over the $11,101 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On August 24, 2022, the Company issued a noteholder 11,428,571 shares of common stock in satisfaction of $14,000 principal. The $7,714 excess of the $21,714 fair value of the 11,428,571 shares over the $14,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On August 24, 2022, the Company issued a noteholder 7,518,797 shares of common stock in satisfaction of $10,000 principal. The $4,286 excess of the $14,286 fair value of the 7,518,797 shares over the $10,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On August 30, 2022, the Company issued a noteholder 13,824,885 shares of common stock in satisfaction of $15,000 principal. The $5,737 excess of the $20,737 fair value of the 13,824,885 shares over the $15,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On August 31, 2022, the Company issued a noteholder 21,198,157 shares of common stock in satisfaction of $23,000 principal. The $8,797 excess of the $31,797 fair value of the 21,198,157 shares over the $23,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On September 1, 2022, the Company issued a noteholder 14,285,714 shares of common stock in satisfaction of $15,000 principal. The $6,429 excess of the $21,429 fair value of the 14,285,714 shares over the $15,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On September 16, 2022, the Company issued a noteholder 22,857,143 shares of common stock in satisfaction of $20,000 principal. The $12,000 excess of the $32,000 fair value of the 22,857,143 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On September 16, 2022, the Company issued a noteholder 26,285,714 shares of common stock in satisfaction of $23,000 principal. The $13,800 excess of the $36,800 fair value of the 26,285,714 shares over the $23,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (continued)

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (continued)

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

The number of common shares authorized with a par value of $0.0001 per share at September 30, 2022 and December 31, 2021 is 3,000,000,000 and 500,000,000, respectively. At September 30, 2022 and December 31, 2021, there are 585,665,735 and 247,015,579 shares of common stock issued and outstanding, respectively.

Preferred Stock

For the nine months ended September 30, 2022

None.

For the year ended December 31, 2021

None.

The number of preferred shares authorized with a par value of $0.0001 per share at September 30, 2022 and December 31, 2021 is 5,000,000 and 5,000,000, respectively. At September 30, 2022 and December 31, 2021, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2019	-	6,290,431	6,290,431
Warrants issued on March 12, 2020	-	262,500	262,500
Warrants expired on June 20, 2020	-	(5,000,000)	(5,000,000)
Cashless exercise of warrants on August 19, 2020		(262,500)	(262,500)
Warrants expired in October 2020 and November 2020	-	(1,210,431)	(1,210,431)
Balance, December 31, 2020	-	80,000	80,000
Warrants expired on February 19, 2021	-	(30,000)	(30,000)
Warrants expired on March 16, 2021	-	(50,000)	(50,000)
Warrant issued on July 2, 2021 (i)	-	5,000,000	5,000,000
Cashless exercise of warrant on September 21, 2021	-	(5,000,000)	(5,000,000)
Two warrants issued on October 14, 2021 (ii)	-	133,333,334	133,333,334
Balance, December 31, 2021 and September 30, 2022	-	133,333,334	133,333,334

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”). As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share for a term of 5-years. On September 21, 2021, the Company issued Labrys 4,512,497 shares of common stock as a cashless exercise of the warrant.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 per share for a term of 5-years. The Company agreed to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 14 days of the execution of the NPA. The Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on October 28, 2021 and declared effective on November 10, 2021. The transaction closed on October 19, 2021.

The following table summarizes information about warrants outstanding as of September 30, 2022:

Number Outstanding
At September 30, 2022	Exercise Price	Expiration Date

133,333,334	$0.015	October 14, 2026

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE K - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the difference are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022 (Unaudited)	September 30, 2021 (Unaudited)	September 30, 2022 (Unaudited)	September 30, 2021 (Unaudited)
Expected tax at 21%	$27,499	$56,401	$(218,408)	$(166,174)
Non-deductible stock-based compensation	157	3,532	36,841	13,383
Non-deductible (non-taxable) derivative liability expense (income)	(101,260)	(76,947)	(230,339)	(97,418)
Non-deductible amortization of debt discounts	43,752	33,119	222,726	99,281
Non-deductible loss on conversions of notes payable and accrued interest	12,340	74,429	60,863	167,423
Increase (decrease) in Valuation allowance	17,512	(90,534)	128,317	(16,495)
Provision for (benefit from) income taxes	$-	$-	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of September 30, 2022 and December 31, 2021 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2022 and December 31, 2021. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at September 30, 2022 for the years 2002 to 2017 expires in varying amounts from year 2022 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

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

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan (ISP), the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. For the nine months ended September 30, 2022 and 2021, compensation to Mr. Bradford expensed under the above employment agreement was $31,500 and $31,500, respectively. As of September 30, 2022 and December 31, 2021, accrued compensation due Mr. Bradford was $78,750 and $47,250, respectively. As of September 30, 2022 and December 31, 2021, the deferred compensation balance due Mr. Bradford was $3,893 and $3,695, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. As of September 30, 2022 and December 31, 2021, the deferred compensation balance due Mr. Edmonds was $93,626 and $88,851, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. On January 24, 2020, 840,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement. On September 9, 2020, 1,020,000 shares were issued to Mr. Spencer pursuant to the Employment Agreement. On February 17, 2021 and January 20,2022, 850,000 and 2,040,000 shares, respectively, were issued to Mr. Spencer pursuant to the Employment Agreement. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the nine months ended September 30, 2022 and 2021, compensation to Mr. Spencer expensed under the employment agreement was $31,500 and $31,500, respectively. As of September 30, 2022 and December 31, 2021, accrued compensation due Mr. Spencer was $78,750 and $47,250, respectively.

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

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At September 30, 2022, the accrued compensation due Mr. Spencer under this agreement was $35,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At September 30, 2022, the accrued compensation due Mr. Edmonds under this agreement was $35,000.

Major Customers

One customer accounted for 23% of the Company’s revenues for the nine months ended September 30, 2022

Legal

As indicated in NOTE F – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,601,219, which are mostly past due and remain unpaid by Deep Green. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022 and 2021

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of September 30, 2022, we had cash of $966, current assets of $203,613 current liabilities of $5,504,940 and an accumulated deficit of $12,217,256. For the nine months ended September 30, 2022 and 2021, we used cash from operating activities of $216,317 and $364,267, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through November 2023.

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

Discussion for the three months ended September 30, 2022 and September 30, 2021 (Unaudited):

Results of Operations:

	September 30, 2022	September 30, 2021	$ Change
Gross revenue	$368,512	$43,915	$324,597
Cost of Sales	130,809	29,930	100,879
Gross Profit	237,703	13,985	233,718
S,G&A	312,290	203,275	109,015
Operating (Loss)	(74,506)	(189,290)	114,784
Other Income (Expense)	(205,453)	(457,866)	(252,413)
Net Income (Loss)	130,947	268,576	(137,629)
Net income (loss) per share - basic and diluted	$0.00	$0.00	$(0.00)

Revenues

For the three months ended September 30, 2022 and 2021, we generated $368,512 and $43,915 revenue, respectively.

Cost of Sales

Our cost of sales were $130,809 and $29,930 for the nine months ended September 30, 2022 and 2021, respectively.

Gross Profit

Our gross profit was $237,703 and $13,985 for the nine months ended September 30, 2022 and 2021, respectively.

Selling, General and Administrative Expenses (S, G&A)

Our SG&A expenses were $312,290 and $203,275 for the nine months ended September 30, 2022 and 2021, respectively.

Operating Loss

Our operating loss was $74,506 and $189,290 for the three months ended September 30, 2022 and 2021, respectively.

We anticipate that our cost of revenues will increase in 2022 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

Net Income (Loss) from Operations

The Company’s income from operations was $130,947 for the three months ended September 30, 2022 and $268,576 for the same period 2021.

Discussion for the nine months ended September 30, 2022 and September 30, 2021 (Unaudited):

Results of Operations:

	September 30, 2022	September 30, 2021	$ Change
Gross revenue	$796,127	$120,180	$675,947
Cost of Sales	300,512	58,095	242,417
Gross Profit	495,615	62,085	433,530
S,G&A	1,171,740	558,622	613,118
Operating (Loss)	(676,125)	(496,537)	(179,588)
Other Income (Expense)	(363,915)	(238,369)	(125,546)
Net Income (Loss)	(1,040,040)	(734,906)	(305,134)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the nine months ended September 30, 2022 and 2021, we generated $796,127 and $120,180 revenue, respectively.

Cost of Sales

Our cost of sales were $300,512 and $58,095 for the nine months ended September 30, 2022 and 2021, respectively.

Gross Profit

Our gross profit was $495,615 and $62,085 for the nine months ended September 30, 2022 and 2021, respectively.

Selling, General and Administrative Expenses (S, G&A)

Our SG&A expenses were $1,171,740 and $558,622 for the nine months ended September 30, 2022 and 2021, respectively.

We anticipate that our cost of revenues will increase in 2022 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

Net Income / Loss from Operations

The Company’s loss from operations increased to $1,040,040 for the nine months ended September 30, 2022 from 734,906 in 2021, an increase of $587,178

Other Income (Expense)

Other income (expense) decreased to ($363,915) for the nine months ended September 30, 2022 which includes interest expense of $1,166,582 and derivative liability income of $1,096,851. Other income (expense) was ($238,269) for the nine months ended September 30, 2021 and included interest expense of $539,823 and derivative liability income of $463,894.

Liquidity and Capital Resources

At September 30, 2022, we had current assets of $203,613 and current liabilities of $5,504,940 resulting in negative working capital of $5,301,327, of which $3,088,834 was accounts payable and $136,463 was included in accrued interest. At September 30, 2022, we had total assets of $1,436,928 and total liabilities of $5,504,940 resulting in stockholders’ deficit of $4,068,012.

At December 31, 2021, we had current assets of $231,280 and current liabilities of $5,992,412 resulting in negative working capital of $5,761,132, of which $3,097,770 was accounts payable and $92,546 was included in deferred compensation. At December 31, 2021, we had total assets of $1,686,833 and total liabilities of $5,992,412 resulting in stockholders’ deficit of $4,305,579.

Accounts Payable

At September 30, 2022, the Company had accounts payable of $3,088,834 that consisted of $492,319 in default judgments due to prior vendors, $2,386,055 due to vendors for materials and services and $213,306 due for credit card obligations.

At December 31, 2021, the Company had accounts payable of $3,097,770 that consisted of $487,615 in default judgments due to prior vendors, $2,390,849 due to vendors for materials and services and $220,306 due for credit card obligations.

Debt

At September 30, 2022, the Company had outstanding convertible notes payable $596,462 net of note discounts of $24,714 as well as secured notes and other loans from officers of $954,946 net of debt discounts of $31,250. Please see NOTE F – DEBT for further information.

At December 31, 2021, the Company had outstanding debt of had outstanding convertible notes payable $316,974 as well as secured notes and other loans from officers of $730,532. Please see NOTE F – DEBT for further information.

Capital Raising

For the nine months ended September 30, 2022 the Company raised $300,000 through the issuance of Secured Promissory Notes or loans from officers. For the twelve months ended December 31, 2021 $1,848,910 through the issuance of Convertible Notes or loans from officers.

Cash on Hand

Our cash on hand as of September 30, 2022 and December 31, 2021 was $966 and $36,619, respectively.

Satisfaction of Outstanding Liabilities

As of September 30, 2022, the Company has a liability of $492,319 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Debt

Our Debt was $954,946 and $730,532 at September 30, 2022 and December 31, 2021, respectively. Included within the Debt was the following at September 30, 2022 In addition, (i) $387,535 due under Factor agreement with AEC Yield Capital, LLC and Notice of Default; and (ii) $5,574 due under a short-term capital lease; and (iii) $141,570 as loans payable to officers; and (iv) $49,179 note to former owner and (v) $33,524 in other debt. Please see NOTE F – DEBT for further information.

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

Cash Flows

We had net cash used in operating activities for the nine months ended September 30, 2022 and 2021 of $216,317 and $364,267, respectively.

We had net cash used in investing activities for the nine months ended September 30, 2022 and 2021 of $0 and $215,382, respectively.

We had net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 of $180,664 and $630,770, respectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the nine months ended September 30, 2022 and fiscal year ended December 31, 2021, the Company issued and/or sold the following unregistered securities:

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

Preferred Stock

For the nine months ended September 30, 2022

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

The number of preferred shares authorized with a par value of $0.0001 per share at September 30, 2022 and December 31, 2021 is 5,000,000 and 5,000,000, respectively. At September 30, 2022 and December 31, 2021, there are 31,000 and 31,000 shares of preferred stock issued and outstanding, respectively.

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

Date: November 21, 2022

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Lloyd Spencer
Lloyd Spencer
President
(Principal Executive Officer)

