Form 10-K
period 2022-12-31
Deep Green Waste & Recycling, Inc.
filed 2023-05-15
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

The aggregate market value on December 31, 2022 (the last business day of the Company’s most recently completed fourth quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $344,348. The registrant does not have non-voting common stock outstanding.

As of February 27, 2023, there were 1,896,216,952 shares of the registrant’s common stock outstanding.

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

In order to further grow its business, the Company plans to:

●	expand its service offerings to provide additional sustainable waste management solutions that further minimize costs based on volume and content of waste streams, and methods of disposal, including landfills, transfer stations and recycling centers;

●	Acquire profitable waste and recycling services companies with similar or compatible and synergistic business models, which can help the Company achieve these objectives;

●	Offer innovative recycling services that significantly reduce the disposal of plastics, electronic wastes, food wastes, and hazardous wastes in the commercial property universe;

●	Establish partnerships with innovative universities, municipalities and companies; and

●	Attract investment funds who will actively work with the Company to achieve these goals and help the Company grow into a leading waste and recycling services supplier in North America.

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

Research & Development

We had no expenses in Research and Development costs during the years ended December 31, 2022 and 2021.

Compliance Expenses

Our company incurs annual expenses to comply with state corporate governance and business licensing requirements. We estimate these costs to be under $2,000 per year for the establishment of foreign corporations in other states where we plan to operate.

Labor and Other Supplies

We currently have one part-time and two full-time employees (executive). We also currently have seven full-time employees at Lyell Environmental Services and one part-time and one full-time at Amwaste. We contract all labor for public company governance services, website development, accounting, legal and daily activities outside of management.

Principal Products or Services and Markets

The principal markets for the Company’s future and recycling services will comprise property management companies, construction and demolition companies, restaurants and retail stores, industrial and manufacturing businesses, and healthcare.

Seasonality

The waste and recycling industry experiences some seasonal variance at calendar year end.

Leases

The Company anticipates its most significant lease obligations will be classified as facility rental at its Nashville location. Some lease obligations may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we will consider in determining minimum lease payments. The leases will be classified as either operating leases or capital leases, as appropriate.

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

Competitors include: Waste Management (WM), Rubicon Global, Republic Services, Stericycle, Waste Connections, ServPro, Bioenergy DevCo, PegEx, Recycle Track Systems and Liquid Environmental Solutions.

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

Company Information

We are a Wyoming for-profit corporation. Our corporate address is 260 Edwards Plaza, #21266, Saint Simons Island, GA 31522, our telephone number is (833) 304-7336. The information on our website is not a part of this Annual Report on Form 10-K. The Company’s stock is quoted under the symbol “DGWR” on the OTC Pink. The Company’s transfer agent is Transfer Online whose address is 512 SE Salmon St., Portland, OR 97214 and phone number is (503) 227-2950.

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

Other than expressed elsewhere in this document, we have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

We anticipate the need to raise approximately $1,000,000 in capital to fund our operations through December 31, 2023 and approximately $2,500,000 over the next 24 months. We expect to use these cash proceeds, primarily for future acquisitions, expansion of our business plan and to remain in full legal and accounting compliance with the SEC. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

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

The Company will likely incur debt.

The Company has incurred high levels of debt and expects to incur future debt in order to fund operations. As of December 31, 202, the Company has accounts payable of $ 3,090,211 (of which $487,615 is due under three default judgments), four outstanding convertible debentures totaling $757,354 and $387,535 due under a factoring agreement. Complying with obligations under such indebtedness may have a material adverse effect on the Company and on your investment. There is high risk of default, if the Company is not able to raise additional capital and there is no assurance that the Company will be able to do so. In the event we are unable to pay the amount due under the convertible debenture, the noteholder may at its election convert the note into shares of the Company’s common stock causing significant dilution to our shareholders. In the event we are unable to pay the amount due under our accounts payable, creditors may elect to bring further litigation to protect their claims or perfect their judgments. In the event the Company is not able to satisfy our debt obligations, we may be required to cease operations.

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

We estimate that it will cost approximately $75,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

Companies trading on the Over-the-Counter (OTC) Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

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

Authorization of preferred stock.

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. As of December 31, 2022, we have authorized and issued 5,000,000 and 31,000 shares (Series B Preferred Stock), respectively, of Preferred stock. Please see NOTE J - CAPITAL STOCK for further information.

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

We are authorized to issue up to 3,000,000,000 shares of common stock, of which 1,896,216,952 and 247,015,579 shares of common stock are issued and outstanding as of December 31, 2022 and December 31, 2021, respectively. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

As of December 31, 2022, we had (i) four outstanding convertible notes with a total principal amount of $757,354, which is convertible into an indeterminate number of shares of common stock, and (ii) 52,000 shares of our Series B Convertible Preferred Stock convertible into an undetermined number of shares of our common stock. Please see NOTE H – CONVERTIBLE NOTES PAYABLE and NOTE J - CAPITAL STOCK for further information.

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

The Company’s shares of common stock are quoted on the OTC Marketplace, which limits the liquidity and price of the Company’s common stock.

The Company’s shares of Common Stock are traded on the OTC Marketplace under the symbol “DGWR.” Quotation of the Company’s securities on the OTC Marketplace limits the liquidity and price of the Company’s Common Stock more than if the Company’s shares of Common Stock were listed on The Nasdaq Stock Market or a national exchange.

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

Our shareholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring shareholder approval will be decided by majority vote. The directors, officers and affiliates of Deep Green Waste beneficially own approximately 37% of our outstanding common stock either through direct ownership or through another class of capital stock that may be convertible into shares of our common stock. Due to such significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. Our Chief Executive Officer, Interim Chief Financial Officer and Director, Bill Edmonds, owns all (52,000) issued and outstanding shares of the Company’s Series B Preferred Stock, which has voting rights equal to 20,000 votes for each shares of Series B held. As of the date of this filing, Mr. Edmonds would have voting rights equal to 695,544,714 shares (1,040,000,000 voting shares through the Series B Preferred Stock and 275,544,714 shares of common stock held) or approximately 44.8% of the shares available to vote for a matter brought before shareholders.

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

Amwaste operations

In conjunction with the Amwaste Asset Acquisition, the Company acquired two storage yards. The first storage yard is located at 4150 Whitlock St., Brunswick, GA 31520 and the monthly rent is $500.00 The second storage yard is located at 288 North Harrington Rd, St. Simons Island, GA 31522 and the monthly rent is $100. There is storage area located at 7171 Hwy 24, Townville, SC 29689 where Amwaste equipment is often serviced and corporate Deep Green Waste & Recycling documents are archived. That rent is $500 per month and like the aforementioned is rented on month-to-month basis with no formal contract.

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

On October 30, 2018, CoreCivic of Tennessee, LLC (“Plaintiff”) filed a complaint against Deep Green Waste & Recycling, LLC (“Defendant”) with the Chancery Court for Davidson County, Tennessee at Nashville, alleging that the Defendant defaulted on its payment obligations in the amount of $411,210.42 under the Master Waste & Recycling Agreement entered into between the parties and dated May 4, 2017. On January 14, 2019, the Court issued a Default Judgment Certificate against the Company in the amount of $411,210.42 principal, $11,942.00 in prejudgment interest and post-judgment interest until the judgment is paid in full for a per diem interest amount of $81.15. As of December 31, 2021, $423,152.42 principal plus all post-judgment interest remains due.

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

On December 31, 2022, management became aware of a Summons of Notice filed by Owen May and MD Global Partners with the State of New York which names Lloyd T. Spencer and Deep Green Waste & Recycling. The summons claims breach of contract and other unsubstantiated accusations seeking $350,000 in compensatory damages and $3,500,000 in punitive damages. Deep Green has retained legal counsel in Manhattan, NY and will vigorously defend these claims.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock of the Company is currently trading on the OTCQB under the symbol “DGWR.” The following information reflects the high and low closing prices of the Company’s common stock on the OTCQB.

Quarterly period	High	Low
Fiscal year ended December 31, 2022:
First Quarter	$0.0113	$0.028
Second Quarter	$0.0039	$0.0017
Third Quarter	$0.0027	$0.004
Fourth Quarter	$0.0013	$0.0002

Fiscal year ended December 31, 2021:
First Quarter	$0.08	$0.0211
Second Quarter	$0.0341	$0.010
Third Quarter	$0.0325	$0.0103
Fourth Quarter	$0.0217	$0.0051

Holders

As of December 31, 2022, there were 554 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2022 and 2021, each of the below transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act, Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

Common Stock

For the Year Ended December 31, 2022

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

On October 10, 2022, the Company issued a noteholder 28,571,428 shares of common stock in satisfaction of $14,000 principal. The $17,429 excess of the $31,429 fair value of the 28,571,428 shares over the $14,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 11, 2022, the Company issued a noteholder 28,571,429 shares of common stock in satisfaction of $15,000 principal. The $10,714 excess of the $25,714 fair value of the 28,571,429 shares over the $15,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 13, 2022, the Company issued a noteholder 32,040,816 shares of common stock in satisfaction of $15,700 principal. The $13,137 excess of the $28,837 fair value of the 32,404,816 shares over the $15,700 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 18, 2022, the Company issued a noteholder 33,197,959 shares of common stock in satisfaction of $16,267 principal. The $10,291 excess of the $26,558 fair value of the 33,197,959 shares over the $16,267 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 19, 2022, the Company issued a noteholder 35,360,122 shares of common stock in satisfaction of $17,300 principal. The $7,414 excess of the $24,714 fair value of the 35,306,122 shares over the $17,300 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On November 21, 2022, the Company issued a noteholder 66,766,917 shares of common stock in satisfaction of $22,200 principal. The $37,890 excess of the $60,090 fair value of the 66,766,917 shares over the $22,200 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On November 21, 2022, the Company issued a noteholder 62,857,143 shares of common stock in satisfaction of $22,000 principal. The $34,571 excess of the $56,571 fair value of the 62,857,143 shares over the $22,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On November 28, 2022, the Company issued a noteholder 28,828,738 shares of common stock in satisfaction of $9,081.05 principal. The $2,450 excess of the $11,531 fair value of the 28,828,738 shares over the $9,081.05 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On December 6, 2022, the Company issued a noteholder 74,809,523 shares of common stock in satisfaction of $15,710 principal. The $14,214 excess of the $29,924 fair value of the 74,809,523 shares over the $15,710 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On December 6, 2022, the Company issued a noteholder 66,428,571 shares of common stock in satisfaction of $18,600 principal. The $7,971 excess of the $26,571 fair value of the 66,428,571 shares over the $18,600 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On December 19, 2022, the Company issued a noteholder 80,952,381 shares of common stock in satisfaction of $17,000 principal. The $7,286 excess of the $24,286 fair value of the 80,952,381 shares over the $17,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

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

Results of Operations

	December 31, 2022	December 31, 2021	$ Change	% Change
Gross revenue	$1,053,612	$363,056	$690,556	190%
Cost of Sales	395,829	169,605	226,224	133%
Gross Profit	657,783	193,451	464,332	240%
Operating Expenses	1,442,021	1,217,908	224,113	18%
Loss from Operations	(784,238)	(1,024,457)	240,219	-23%
Other income (expense)	(409,983)	(2,376,405)	1,966,422	-83%
Net income (loss)	(1,194,221)	(3,400,862)	2,206,641	65%
Net loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.02)	-	2%

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

For the years ended December 31, 2022 and 2021, we generated $1,053,612 and $363,056 in revenue, respectively.

Gross Profit

Our Gross Profit was $657,783 and $193,451 for the years ended December 31, 2022 and 2021, respectively.

We anticipate that our cost of revenues will increase in 2023 and for the foreseeable future as we expand our operations in the waste and recycling sector.

Operating Expenses and Net Loss

Our operating expenses were $1,442,021 and $1,217,908 for the years ended December 31, 2022 and 2021, respectively.

We incurred $40,618 and $0 in advertising expenses during fiscal years 2022 and 2021, respectively.

We incurred $271,333 and $491,770 in officer compensation during fiscal years 2022 and 2021, respectively. The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

The Company’s loss from operations decreased to $784,238 for the year ended December 31, 2022 from $1,024,457 in 2021, a decrease of $240,219.

Other Income (Expenses)

Other income (expenses) included loss on derivative liability, loss on conversions of notes payable and interest expense offset by gain on settlement of a note payable in the amount of ($409,983) the year ended December 31, 2022 as compared to ($2,376,405) the year ended December 31, 2021, a decrease of ($1,966,422). The increase in other income (expenses) in fiscal year 2021 was largely attributable to the gain on derivative liability and the remainder a result of improvement on conversion losses in the .amount of $470,592.

Net Income (Loss)

For the fiscal year ended 2022, our net loss decreased to ($1,194,221), as compared to a net loss of ($3,400,862) for the year ended December 31, 2021, a decrease of ($2,206,641). The decrease in net loss was largely attributable to the loss on derivative liability and interest expense as well as $464,332 increase from Gross Profit.

Liquidity and Capital Resources

Working Capital

	Year ended December 31, 2022	Year ended December 31, 2021
Current Assets	229,837	231,280
Current Liabilities	4,998,447	5,992,412
Working Capital (Deficit)	(4,768,610)	(5,761,132)

At December 31, 2022, the Company had cash of $36,616 and total current assets of $229,837 compared with cash of $36,619 and total current assets of $231,280 at December 31, 2021.

At December 31, 2022, the Company had total current liabilities of $4,998,447 compared to $5,992,412 at December 31, 2021.. The decrease in liabilities is largely due to a decrease in derivative liabilities.

The overall working capital deficit improved from $5,761,132 at December 31, 2021 to $4,768,610 at December 31, 2022, an improvement of $992,522.

Cash Flows

	Year ended December 31, 2022	Year ended December 31, 2021
Cash Flows from (used in) Operating Activities	(209,894)	(493,003)
Cash Flows from (used in) Investing Activities	(1,964)	(1,320,045)
Cash Flows from (used in) Financing Activities	207,855	1,848,910
Net Increase in Cash During Period	(3)	35,862

Cashflow from Operating Activities

During the year ended December 31, 2022, the Company used cash of $209,894 in operating activities compared to cash used of $493,003 from operating activities for the year ended December 31, 2021. The increase in cash used from operating activities was largely attributable to an increase in amortization of debt discounts.

Cashflow from Investing Activities

During the year ended December 31, 2022, the Company used cash of $1,964 in investing activities compared to cash used of $1,320,045 from investing activities for the year ended December 31, 2021. The decrease in cash used from investing activities was largely attributable to its acquisition of its subsidiary, Lyell Environmental Services, Inc.in 2021.

Cashflow from Financing Activities

During the year ended December 31, 2022, cash provided by financing activities was $207,855 compared to $1,848,910 for the year ended December 31, 2021. During the year ended December 31, 2022, the Company received $300,000 from the issuance of convertible notes payable and $71,308 from other debt compared to the year ended December 31, 2021, when the Company received $1,706,500 from the issuance of convertible notes payable and $142,410 from other debt.

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

Convertible Debentures

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note was convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. Holder was entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note had a term of one (1) year and bore interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2022, $202,918 principal plus $0 interest were due on the Quick Capital Note.

(iii)

On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2022, $235,400 principal plus $0 interest were due on the BHP Note.

(iv)	On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of One Hundred Eighty-Seven Thousand Five Hundred and NO/100 Dollars ($187,500). The Notes have a term of one (1) year (“Maturity Date” of February 28, 2023) and shall have a one-time interest charge of ten percent (10%). The Borrower is to repay each Note with monthly payments as follows: (i) beginning on the four-month anniversary of the issue date, the Borrower is to pay $4,489.92 per month for months four through eleven, and (ii) then a balloon payment in the amount of $170,330.64 on the Maturity Date. The Notes are convertible into shares of Common Stock at any time after an Event of Default in any portion at the Default Conversion Price, in the sole discretion of the Holder. The “Default Conversion Price” shall mean $0.0005 per share. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The transaction closed on March 2, 2022..
On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of One Hundred Eighty-Seven Thousand Five Hundred and NO/100 Dollars ($187,500). The Notes have a term of one (1) year (“Maturity Date” of February 28, 2023) and shall have a one-time interest charge of ten percent (10%). The Borrower is to repay each Note with monthly payments as follows: (i) beginning on the four-month anniversary of the issue date, the Borrower is to pay $4,489.92 per month for months four through eleven, and (ii) then a balloon payment in the amount of $170,330.64 on the Maturity Date. The Notes are convertible into shares of Common Stock at any time after an Event of Default in any portion at the Default Conversion Price, in the sole discretion of the Holder. The “Default Conversion Price” shall mean $0.0005 per share. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The transaction closed on March 2, 2022..

Notes in General

The Convertible Notes are convertible into shares of common stock of the Company based upon a discount to the market price. The conversion terms of these Convertible Notes are based upon a discount to the then-prevailing average of the lowest trading bid prices (as described above for each separate note) and, as a result, the lower the stock price at the time the holders convert the Convertible Notes, the more shares of our common stock the holders will receive. The number of shares of common stock issuable upon conversion of these Convertible Notes is indeterminate. If the trading price of our common stock is lower when the conversion price of these Convertible Notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders. In addition, if the holders opt to convert these Convertible Notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and resulting in lower trading prices for our common stock as reported by the OTC Pink. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Green Waste & Recycling, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deep Green Waste & Recycling, Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, stockholders’ (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Deep Green Waste & Recycling, Inc. as of December 31, 2022 and 2021, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Michael T. Studer CPA P.C
Michael T. Studer CPA P.C.

Freeport, New York
May 12, 2023

We have served as the Company’s auditor since 2019.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$36,616	$36,619
Accounts receivable, net of allowance for doubtful accounts of $13,453 at December 31, 2022 and $545,420 at December 31, 2021	170,954	185,902
Other Current Assets	22,267	8,759
Total current assets	229,837	231,280

Property and equipment, net	179,113	227,889
Goodwill and Intangible Assets, net	1,024,529	1,220,664
Other assets:
Deposits	7,000	7,000
Total other assets	7,000	7,000

Total assets	$1,440,479	$1,686,833

LIABILITIES

Current liabilities:

Current portion of debt	$598,251	$730,532
Convertible notes payable, net of debt discounts of $12,500 and $1,041,697 at December 31, 2022 and December 31, 2021, respectively	800,818	316,974
Accounts payable	3,090,211	3,098,770
Accrued expenses	99,869	217,867
Deferred compensation	95,429	92,546
Accrued interest	138,173	93,661
Customer deposits payable	62,986	68,851
Derivative liability	112,710	1,373,211
Total current liabilities	4,998,447	5,992,412

Long-term liabilities
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	4,998,447	5,992,412

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 3,000,000,000 and 500,000,000 shares authorized; 1,721,740,762 and 247,015,579 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	172,174	24,702
Preferred Stock, $.0001 par value, $1 per share stated value, 5,000,000 shares authorized; 52,000 and 31,000 shares of Series B Convertible Preferred Stock issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	52,000	31,000
Additional paid-in capital	8,589,295	6,815,935
Accumulated deficit	(12,371,437)	(11,177,216)

Total stockholders’ deficit	(3,557,968)	(4,305,579)

Total liabilities and stockholders’ deficit	$1,440,479	$1,686,833

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Revenues	$1,053,612	$363,056

Total revenues	1,053,612	363,056

Cost of revenues	395,829	169,605

Gross profit	657,783	193,451

Operating expenses:
Officer and director compensation (including stock-based compensation of $147,333 and $367,250, respectively)	271,333	491,770
Professional and consulting (including stock-based compensation of $28,098 and $29,850, respectively)	103,202	263,365
Provision for doubtful accounts	23,989	8,600
Other selling, general and administrative	751,466	351,844
Depreciation of property and equipment	44,646	44,484
Amortization of intangible assets	247,385	57,845
Total operating expenses	1,442,021	1,217,908

Operating (loss)	(784,238)	(1,024,457)

Other income/(expense):
Derivative liability (expense) income	1,260,501	(909,317)
Interest expense (including amortization of debt discounts of $1,104,017 and $847,055, respectively)	(1,224,970)	(1,178,197)
Gain on settlement of note payable	11,879	652,559
Loss on conversions of notes payable	(453,191)	(923,783)
Other	(4,202)	(17,667)
Total other (expense)	(409,983)	(2,376,405)

Net (loss)	$(1,194,221)	$(3,400,862)

Net loss per common share:
Basic and diluted net loss per common share	$(0.00)	$(0.02)
Basic and diluted weighted-average common shares outstanding	747,432,563	174,026,777

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the years ended December 31, 2022 and 2021

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2021	31,000	$31,000	129,836,060	$12,984	$3,374,888	$(7,776,354)	$(4,357,482)
Issuance of common stock for consulting services	-	-	750,000	75	29,775	-	29,850
Issuance of common stock to employees, officers and directors for accrued compensation	-	-	16,682,758	1,668	401,961	-	403,629
Issuance of common stock as part of Amwaste asset purchase			2,000,000	200	98,800		99,000
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	85,636,560	8,564	1,581,222	-	1,589,786
Issuance of common stock and warrants as part of convertible notes financings	-	-	5,597,704	560	1,285,940	-	1,286,500
Warrant cashless exercise			4,512,497	451	(451)	-	-
Issuance of common stock as part of purchase of Lyell Environmental Services, Inc.	-	-	2,000,000	200	43,800	-	44,000
Net loss for the year ended December 31, 2021	-	-	-	-	-	(3,400,862)	(3,400,862)

Balances at December 31, 2021	31,000	$31,000	247,015,579	$24,702	$6,815,935	$(11,177,216)	$(4,305,579)

Issuance of common stock for consulting services	-	-	6,557,350	656	27,442	-	28,098
Issuance of common stock to employees, officers and directors for accrued compensation	-	-	621,784,000	62,178	398,322	-	460,500
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	846,383,833	84,638	1,347,596		1,432,234
Issuance of Preferred B Shares to Officer in partial satisfaction of note payable	21,000	21,000					21,000
Net loss for the year ended December 31, 2022	-	-				(1,194,221)	(1,194,221)
Balances at December 31, 2022	52,000	$52,000	1,721,740,762	$172,174	$8,589,295	$(12,371,437)	$(3,557,968)

The accompanying notes are an integral part of these statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

OPERATING ACTIVITIES:
Net income (loss) for the period	$(1,194,221)	$(3,400,862)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	44,646	44,484
Amortization of intangible assets	247,385	57,845
Amortization of Debt Discounts	1,104,017	847,055
Derivative liability (income) expense	(1,260,501)	909,317
Provision for doubtful accounts	23,989	8,600
Stock-based compensation	175,431	397,100
Loss on conversions of notes payable	453,191	923,783
Gain on Note Settlement	(11,879)	(652,559)
Loss on disposal of equipment	-	17,667
Changes in operating assets and liabilities:
Accounts receivable	(9,041)	(81,849)
Other current assets	(13,508)	(8,759)
Deposits	-	(2,000)
Accounts payable	(8,559)	144,825
Accrued expenses	113,152	81,616
Deferred compensation	6,622	6,239
Accrued interest	123,382	214,495
Net cash used in operating activities	(205,894)	(493,003)

INVESTING ACTIVITIES:
Acquisition of Amwaste assets	-	(160,000)
Acquisition of Lyell Environmental Services, Inc.	-	(1,050,000)
Purchase of property and equipment	(1,964)	(110,045)
Net cash used in investing activities	(1,964)	(1,320,045)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	300,000	1,706,500
Repayment of note issued in Lyell Acquisition	(140,000)

Proceeds from other debt - net	47,855	142,410
Net cash provided by financing activities	207,855	1,848,910

NET INCREASE (DECREASE) IN CASH	(3)	35,862

CASH, BEGINNING OF PERIOD	36,619	757

CASH, END OF PERIOD	$36,616	$36,619

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,188	$116,647
Income taxes	$1	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discount	$-	$420,000
Issuance of 21,000 shares, Series B Convertible Preferred Stock in partial satisfaction of note payable to CEO	$21,000	$-
Issuance of common stock to officers for accrued compensation	$231,150	$56,779
Issuance of common stock in satisfaction of loans payable to officers	$82,511	$-
Issuance of common stock in satisfaction of deferred compensation	$3,739	$-
Due to seller of Lyell recognized and added to goodwill	$48,749	$-
Issuance of common stock and note payable to Seller of Amwaste, Inc. assets:
Common stock	$-	$99,000
Note payable	-	110,000
Total	$-	$209,000
Issuance of common stock and note payable to Seller of Lyell Environmental Services, Inc.:
Common stock	$-	$44,000
Note payable	-	186,538
Total	$-	$230,538
Conversions of Convertible Notes Payable:
Principal	$900,173	$540,654
Accrued interest and charges	78,870	125,349
Total debt satisfied	979,043	666,003
Fair value of 846,383,833 and 85,636,560 shares, respectively, issued to lenders	1,432,234	1,589,786
Loss on conversions of convertible notes payable	$453,191	$923,783

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

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

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Green Waste & Recycling, Inc. (“Deep Green”) and Deep Green’s wholly owned subsidiaries DG Treasury, Inc., DG Research, Inc. and Lyell Environmental Services, Inc. All inter-company balances and transactions have been eliminated in consolidation.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2022, the Company has not experienced impairment losses on its long-lived assets.

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

For the years ended December 31, 2022 and 2021, we have excluded the shares issuable from the convertible notes payable (Please see NOTE H– CONVERTIBLE NOTES PAYABLE for further information) and from the warrants (Please see NOTE J - CAPITAL STOCK for further information) from our diluted net loss per share calculation as the effect of their inclusion would be anti-dilutive.

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

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	December 31, 2022	December 31, 2021
Software	$-	$99,025
Office equipment	47,845	60,974
Furniture and Fixtures	-	948
Waste and Recycling Equipment	322,409	393,340
Total	370,254	554,287
Accumulated depreciation and amortization	(191,141)	(326,398)

Net	$179,113	$227,889

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at:

	December 31, 2022	December 31, 2021
Customer list and covenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	$1,083,333	$1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	134,926	86,176
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	109,000	109,000
Total	1,327,259	1,278,509
Accumulated amortization	(302,730)	(57,845)

Net	$1,024,529	$1,220,664

The customer lists and covenants not to compete are being amortized using the straight-line method over their estimated useful life of five years. For the years ended December 31, 2022 and 2021, amortization of intangible assets expense was $247,385 and $57,845, respectively.

At December 31, 2022, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2023	$238,467
2024	238,467
2025	238,467
2026	174,202
2027	-
Thereafter	-
Total	$889,603

NOTE F – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	December 31, 2022	December 31, 2021
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,390,290	2,390,849
Credit card obligations	212,306	220,306

Total	$3,090,211	$3,098,770

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste brokering business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

NOTE G – DEBT

Debt consists of the following at:

	December 31, 2022	December 31, 2021
Claimed amount due to Factor pursuant to Factor’s Notice of Default dated July 31, 2018	$387,535	$387,535
Short-term capital lease	5,574	5,574
Note issued in Lyell acquisition	49,179	189,179
Sales tax and payroll payable	22,526	28,368
Note payable to officer, interest at 15% per annum	17,061	75,838
Loans payable to officers, interest at 8%, due on demand	37,547	44,038
Due to seller of Lyell	42,104	-
Note payable to short term funding company	36,725	-
Total	598,251	730,532
Current portion of debt	(598,251)	(730,532)
Long-term portion of debt	$-	$-

NOTE H– CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of:

	December 31, 2022	December 31, 2021
Unsecured Convertible Promissory Note payable to Labrys Fund, LP: Issue date July 2, 2021 – net of unamortized debt discount of $50,137 at December 31, 2021 (i)	$-	$49,863
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021 – net of unamortized debt discount of $0 and $465,532 at December 31, 2022 and December 31, 2021, respectively (ii)	202,918	126,472
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021 – net of unamortized debt discount of $0 and $526,028 at December 31, 2022 and December 31, 2021, respectively (iii)	235,400	140,639
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2022– (iv)	181,250
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2022– (iv)	181,250

Total	$800,818	$316,974

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note was convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. Holder was entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note had a term of one (1) year and bore interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2022, $202,918 principal plus $0 interest were due on the Quick Capital Note.

NOTE H – CONVERTIBLE NOTES PAYABLE (continued)

(iii)

On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2022, $235,400 principal plus $0 interest were due on the BHP Note.

(iv)

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

NOTE I - DERIVATIVE LIABILITY

The derivative liability at December 31, 2022 and December 31, 2021 consisted of:

	December 31, 2022	December 31, 2021
Convertible Promissory Note payable to Labrys Fund Ltd. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	$-	$17,987
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	52,179	636,989
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.	60,531	718,235

Total	$112,710	$1,373,211

The note payable to Labrys Fund, Ltd. contained a “down round” provision. The other two Convertible Promissory Notes contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion feature as a derivative liability at the issuance date of the Notes and charged the applicable amount to debt discount and the remainder to other expense. The increase (decrease) in the fair value of the derivative liability from the issuance date of the Notes to the measurement date is charged (credited) to other expense (income).

The fair value of the derivative liability was measured at the respective issuance date and at December 31, 2022 and 2021 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2022 were (1) stock price of $0.0002 per share, (2) conversion price of $0.000175 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 4.12%. Assumptions used for the calculation of the derivative liability of the Note at December 31, 2021 were (1) stock price of $0.01 per share, (2) conversion prices ranging from $0.00574 to $0.015 per share, (3) term of 182 to 287 days, (4) expected volatility of 143% and (5) risk free interest rates ranging from 0.80% to 1.13%

NOTE J - CAPITAL STOCK

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

On June 26, 2017, the Company entered into a conversion agreement with Saint James Capital Management LLC and agreed to convert 2,000,000 shares of the Company’s Series A Preferred Stock held by Saint James into a warrant to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share and a term of three years. On August 23, 2017, the Company’s Board of Directors approved a reduction of the warrant exercise price from $0.30 to $0.20 per share. These warrants expired on June 25, 2020.

At December 31, 2022 and December 31, 2021, there are 0 and 0 shares of Series A issued and outstanding, respectively.

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

On July 11, 2021, the Company’s Board unanimously approved an Amendment to our Articles of Incorporation (the “Authorized Share Amendment”) increase the number of authorized shares of Preferred Stock of the Company from 2,000,000 to 5,000,000 with the Board maintaining the discretion of whether or not to implement the increase in authorized shares of Common and Preferred Stock. On July 11, 2021, the Majority Stockholders delivered an executed written consent in lieu of a special meeting (the “Stockholder Consent”) authorizing and approving the Authorized Share Amendment and the increase in authorized shares of Common and Preferred Stock.

At December 31, 2022 and December 31, 2021, there are 31,000 and 31,000 Series B shares issued and outstanding, respectively.

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

2021 Stock Option Incentive Plan

On October 5, 2021, the Company filed a Registration Statement on Form S-8 registering 40,000,000 shares of common stock to be issued under the Company’s 2021 Stock Option Incentive Plan (the “2021 Plan”)(15,660,000 shares remaining as of December 31, 2022). To date, no warrants or options have been issued under shareholder approved plans.

NOTE J - CAPITAL STOCK (continued)

Preferred Stock Issuances

Effective November 30, 2022, the Company issued 21,000 shares of Series B Preferred Stock to Bill Edmonds (Chief Executive Officer of the Company) in satisfaction of $21,000 of a note payable to Bill Edmonds

Common Stock Issuances

For the fiscal years ended December 31, 2022 and 2021, the Company issued and/or sold the following securities:

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

NOTE J - CAPITAL STOCK (continued)

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

On October 10, 2022, the Company issued a noteholder 28,571,428 shares of common stock in satisfaction of $14,000 principal. The $17,429 excess of the $31,429 fair value of the 28,571,428 shares over the $14,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 11, 2022, the Company issued a noteholder 28,571,429 shares of common stock in satisfaction of $15,000 principal. The $10,714 excess of the $25,714 fair value of the 28,571,429 shares over the $15,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 13, 2022, the Company issued a noteholder 32,040,816 shares of common stock in satisfaction of $15,700 principal. The $13,137 excess of the $28,837 fair value of the 32,404,816 shares over the $15,700 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 18, 2022, the Company issued a noteholder 33,197,959 shares of common stock in satisfaction of $16,267 principal. The $10,291 excess of the $26,558 fair value of the 33,197,959 shares over the $16,267 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

NOTE J - CAPITAL STOCK (continued)

On October 19, 2022, the Company issued a noteholder 35,360,122 shares of common stock in satisfaction of $17,300 principal. The $7,414 excess of the $24,714 fair value of the 35,306,122 shares over the $17,300 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On November 21, 2022, the Company issued a noteholder 66,766,917 shares of common stock in satisfaction of $22,200 principal. The $37,890 excess of the $60,090 fair value of the 66,766,917 shares over the $22,200 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On November 21, 2022, the Company issued a noteholder 62,857,143 shares of common stock in satisfaction of $22,000 principal. The $34,571 excess of the $56,571 fair value of the 62,857,143 shares over the $22,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On November 28, 2022, the Company issued a noteholder 28,828,738 shares of common stock in satisfaction of $9,081.05 principal. The $2,450 excess of the $11,531 fair value of the 28,828,738 shares over the $9,081.05 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On December 6, 2022, the Company issued a noteholder 74,809,523 shares of common stock in satisfaction of $15,710 principal. The $14,214 excess of the $29,924 fair value of the 74,809,523 shares over the $15,710 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On December 6, 2022, the Company issued a noteholder 66,428,571 shares of common stock in satisfaction of $18,600 principal. The $7,971 excess of the $26,571 fair value of the 66,428,571 shares over the $18,600 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On December 19, 2022, the Company issued a noteholder 80,952,381 shares of common stock in satisfaction of $17,000 principal. The $7,286 excess of the $24,286 fair value of the 80,952,381 shares over the $17,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 28, 2022, the Company issued Bill Edmonds 200,000,000 shares of common stock in satisfaction of $100,000 of personal loans and other compensation.

On October 28, 2022, the Company issued David Bradford 200,000,000 shares of common stock in satisfaction of $100,000 of personal loans and other compensation.

On October 28, 2022, the Company issued Lloyd Spencer 197,744,000 shares of common stock in satisfaction of $98,872 of personal loans and other compensation.

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

NOTE J - CAPITAL STOCK (continued)

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

NOTE J - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2019	-	6,290,431	6,290,431
Warrants issued on March 12, 2020	-	262,500	262,500
Warrants expired on June 20, 2020	-	(5,000,000)	(5,000,000)
Cashless exercise of warrants on August 19, 2020		(262,500)	(262,500)
Warrants expired in October 2020 and November 2020	-	(1,210,431)	(1,210,431)
Balance, December 31, 2020	-	80,000	80,000
Warrants expired on February 19, 2021	-	(30,000)	(30,000)
Warrants expired on March 16, 2021	-	(50,000)	(50,000)
Warrant issued on July 2, 2021 (i)	-	5,000,000	5,000,000
Cashless exercise of warrant on September 21, 2021	-	(5,000,000)	(5,000,000)
Two warrants issued on October 14, 2021 (ii)	-	133,333,334	133,333,334
Balance, December 31, 2021	-	133,333,334	133,333,334
2022 Option/Warrant Activity	-	-	-
Balance, December 31, 2022	-	133,333,334	133,333,334

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”). As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On September 21, 2021, the Company issued Labrys 4,512,497 shares of common stock as a cashless exercise of the warrant.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The Company agreed to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 14 days of the execution of the NPA. The Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on October 28, 2021 and declared effective on November 10, 2021. The transaction closed on October 19, 2021.

The following table summarizes information about warrants outstanding as of December 31, 2022:

Number Outstanding
At December 31, 2022	Exercise Price	Expiration Date

133,333,334	$0.015	October 14, 2026
133,333,334

NOTE K - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the years ended December 31, 2022 and 2021. The sources of the difference are as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Expected tax at 21%	$(250,786)	$(714,181)
Non-deductible stock-based compensation	36,841	83,391
Non-deductible (non-taxable) derivative liability expense (income)	(264,705)	190,957
Non-deductible loss on conversions of convertible notes payable	95,170	193,994
Non-deductible amortization of debt discounts	231,844	177,882
Increase (decrease) in Valuation allowance	151,636	67,957
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2022 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2022. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at December 31, 2022 for the years 2003 to 2017 expires in varying amounts from year 2023 to year 2037.

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

Amwaste operations

In conjunction with the Amwaste Asset Acquisition, the Company acquired two storage yards under month-to-month leases. The first storage yard is located at 4150 Whitlock St., Brunswick, GA 31520 and the monthly rent is $500. The second storage yard is located at 170 Odom Lane, St. Simons Island, GA 31522 and the monthly rent is $100.

Lyell Environmental Services, Inc. operations

In conjunction with the Lyell Acquisition, the Company acquired an office under a month-to-month lease that is located at 211 Shady Grove Rd, Nashville, TN 37214 and the monthly rent is $2,000.

Employment and Director Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary was to earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, was to determine when and how the Deferred Base Salary was to be paid, without limitation; and was able to elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. For the years ended December 31, 2022 and 2021, compensation to Mr. Bradford expensed under the above employment agreement was $42,000 and $42,000, respectively. As of December 31, 2022 and 2021, accrued cash compensation due Mr. Bradford was $27,250 and $47,250, respectively. As of December 31, 2022 and 2021, the deferred compensation balance due Mr. Bradford was $0 and $3,695, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary was to earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, was to determine when and how Deferred Base Salary was to be paid, without limitation; and was able to elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. As of December 31, 2022 and 2021, the deferred compensation balance due Mr. Edmonds was $95,429 and $88,851, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. On January 24, 2020 and September 9, 2020, 840,000 and 1,020,000 shares, respectively, were issued to Mr. Spencer pursuant to the Employment Agreement and expensed in the amounts of $33,600 and $18,768, respectively. As of December 31, 2021 and 2020, the number of shares vested and due Mr. Spencer was 2,040,000 and 850,000 shares, respectively, and was expensed in the amount of $20,400 and $16,779, respectively. For the years ended December 31, 2021 and 2020, a total of $20,400 and $69,147, respectively, stock compensation was expensed under the above employment agreement. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the years ended December 31, 2022 and 2021, cash compensation to Mr. Spencer expensed under the employment agreement was $42,000 and $42,000, respectively. As of December 31, 2022 and 2021, accrued cash compensation due Mr. Spencer was $10,500 and $47,250, respectively.

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2022, the accrued compensation due Mr. Spencer under this agreement was $5,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2022, the accrued compensation due Mr. Edmonds under this agreement was $5,000.

Major Customer

One customer accounted for 19% of the Company’s revenues for the year ended December 31, 2022.

Legal

As indicated in NOTE F – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,602,596 at December 31, 2021. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018 (Please see NOTE G – DEBT for further information).

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of December 31, 2022, we had cash of $36,616, current assets of $229,837, current liabilities of $4,998,447 and an accumulated deficit of $12,371,437. For the years ended December 31, 2022 and 2021, we used cash from operating activities of $205,894 and $493,003, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through May 2024.

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

NOTE N - SUBSEQUENT EVENTS

On January 1, 2023, the Company received notification of a complaint filed in the Supreme Court of the State of New York by Owen May and MD Global. The complaint alleges “breach of contract, conversion, fraud, and securities fraud related to misconduct, failure to preform, theft, and deceit and intentional misrepresentations done with scienter about securities by Deep Green Waste & Recycling and Lloyd T Spencer”. The complaint seeks $350,000.00 in compensatory damages, $3,500,000.00 in punitive damages. The company believes the complaint to be wholly without merit and is filing to dismiss the case.

On January 4, 2023, the Company issued a noteholder 85,904,761 shares of common stock in satisfaction of $13,530 principal. The $12,241 excess of the $25,771 fair value of the 85,904,761 shares over the $13,530 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2023.

On January 23, 2023, the Company issued a noteholder 88,571,429 shares of common stock in satisfaction of $15,500 principal. The $11,071 excess of the $26,571 fair value of the 88,571,429 shares over the $15,500 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2023.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our Company through the date of this Form 10-K. Michael T. Studer CPA P.C has audited our financial statements for the years ended December 31, 2022 and 2021.

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

Name	Age	Position and Term
Lloyd Spencer	67	Secretary and Director
Bill Edmonds	56	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
David Bradford	75	President and Chief Operating Officer

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

Bill Edmonds- Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board- Bill Edmonds is the Chief Executive Officer, Chairman of the Board of Directors and serves as Interim Chief Financial Officer of Deep Green Waste & Recycling. He was the President of Deep Green Waste & Recycling, Inc from 2017 through 2019 and President of Deep Green Waste & Recycling, LLC from 2011 to 2017. Bill also served as President and Chief Financial Officer of Compaction and Recycling Equipment Inc. (CARE) and Columbia Financial Services Inc. (CFSI), from 2018 to 2020. Before starting Deep Green Waste & Recycling, Bill served as CFO and VP of Operations at International Environmental Management (IEM), a waste & recycling business that was focused exclusively on retail mall businesses. Prior to IEM, Bill spent several years in telecommunications in various leadership positions. Mr. Edmonds has an extensive background in Finance and is a CPA. He graduated from Georgia Institute of Technology with a Bachelor of Science degree, and Emory University with an Executive Masters of Business Administration degree.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. SEC regulations require us to identify in this Annual Report anyone who filed a required report late or failed to file a required report. Based on our review of forms we received, we believe that during 2022 all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid by us to our officers during the last two fiscal years ended December 31, 2022 and 2021. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(a)	(b)	(c)	(d)(5)			(e)

Lloyd Spencer- Secretary, Director (4)(5)	2022	0	0	36,733	0	0	0	0	36,733
	2021	42,000	0	259,646	0	0	0	0	301,649

Bill Edmonds- I Chief Executive Officer, Interim Financial Officer, Chairman of the Board (1)(2)(5)	2022	12,000	0	71,500	0	0	0	0	83,500
	2021	0	0	93,983	0	0	0	0	93,983

David Bradford- President, Chief Operating Officer (1)(3)(5)	2022	12,000	0	32,500	0	0	0	0	44,500
	2021	42,000	0	144,000	0	0	0	0	186,000

(1)	Messrs. Edmonds and Bradford entered into 5-year employment agreements with Deep Green Waste and Recycling, LLC on January 1, 2016, which were assigned and assumed by Deep Green Waste and Recycling, Inc. on August 24, 2017 following the closing of the Purchase and Conveyance Agreement between the Company and Deep Green Waste and Recycling, LLC.

(2)	On January 1, 2016, the Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds will receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) shall remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) shall defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds is eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,00000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. Please see NOTE N - SUBSEQUENT EVENTS for further information.

(3)	On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford will receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) shall remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) shall defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford is eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC hereby granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive has the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. Please see NOTE N - SUBSEQUENT EVENTS for further information.

(4)	On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer will receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer shall receive 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company shall issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. Please see NOTE N - SUBSEQUENT EVENTS for further information.

(5)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in the Notes to Financial Statements included in this Annual Report on Form 10-K.

(a)	Accrued salary and salary paid.

(b)	Accrued bonus to employee for execution of employment agreement.

(c)	Delivery of common stock to employee for execution of employment agreements.

(d)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.

(e)	Equity compensation received as a Director of the Company.

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

Options/SARS Grants During Last Fiscal Year

None.

Directors’ Compensation

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2022, the accrued compensation due Mr. Spencer under this agreement was $5,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2022, the accrued compensation due Mr. Edmonds under this agreement was $5,000.

Please see NOTE L- COMMITMENTS AND CONTINGENCIES for further information.

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the years ended December 31, 2022 and 2021.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lloyd Spencer (1)	2022	$20,000		-	-	-	-	$20,000
	2021	20,000	-	-	-	-	-	20,000

Bill Edmonds (2)	2022	$20,000		-	-	-	-	$20,000
	2021	20,000	-	-	-	-	-	20,000

(1)	Mr. Spencer’s director’s compensation was accrued during the year ended December 31, 2022.

(2)	Mr. Edmonds’ director’s compensation was accrued during the year ended December 31, 2022.

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

The percentage of beneficial ownership is based on 537,000,333 shares of our common stock and includes 403,666,999 shares of common stock outstanding at April 13, 2022 and 133,333,334 shares of common stock issuable upon the exercise of two warrants issued in connection with the October 14, 2021 BHP Capital and Quick Capital financing and excludes:

●	An indeterminate number of shares of common stock to be issued upon conversion of the Company’s 52,000 shares of Series B Convertible Preferred stock.

	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner (1)	Owned	Common Stock (2)
Lloyd Spencer (3)(4)	212,071,379	12.32%
Bill Edmonds (5)(6)	275,544,714	16.00%
David Bradford (7)(8)	220,887,041	12.83%

Officers and Directors as a Group	708,503,134	41.15%
Five Percent Beneficial Owners:
BHP Capital NY Inc. (9)(10)	68,965,519	4.01%
Quick Capital, LLC (11)(12)	66,666,667	3.87%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 13, 2022 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on April 13, 2022, and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 13, 2022.

(2)	The number of common shares outstanding used in computing the percentages is 507,000,333.

(3)	Included within Lloyd Spencer’s beneficial ownership includes a total of 14,327,379 shares of common stock issued to Mr. Spencer as per the terms of the Employment Agreement dated December 4, 2019, shares issued pursuant to the Board of Directors Services Agreement dated January 9, 2020 and for services rendered on behalf of the Company.

(4)	The address for Mr. Spencer is 260 Edwards Plaza, Suite 21266, Saint Simons Island, GA 31522.

(5)	Included within Bill Edmonds’ beneficial ownership includes 61,778,335 shares of common stock issued to Mr. Edmonds in exchange for membership units held by Mr. Edmonds, issued by Deep Green Waste & Recycling, LLC, in the Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 and a total of 13,766,379 shares issued pursuant to the Board of Directors Services Agreement dated January 9, 2020 and for services rendered on behalf of the Company.

(6)	The address for Mr. Edmonds is 260 Edwards Plaza, Suite 21266, Saint Simons Island, GA 31522.

(7)	Included within David Bradford’s beneficial ownership includes 9,807,041 shares of common stock issued to Mr. Bradford in exchange for membership units held by Mr. Bradford, issued by Deep Green Waste & Recycling, LLC, in the Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 and a total of 11,000,000 shares issued for services rendered on behalf of the Company.

(8)	The address for Mr. Bradford is 260 Edwards Plaza, Suite 21266, Saint Simons Island, GA 31522.

(9)	Included within BHP Capital NY Inc.’s beneficial ownership includes 66,666,667 shares of common stock underlying a Warrant issued in connection with the October 2021 BHP financing and 2,298,852 shares of common stock issued as Commitment shares in connection with the October 2021 BHP financing

(10)	The address for BHP Capital NY Inc. is 45 SW 9th Street, Suite 1603, Miami, FL 33130 and its principal is Bryan Pantofel.

(11)	Included within Quick Capital, LLC’s beneficial ownership includes, 66,666,667 shares of common stock underlying a Warrant issued in connection with the October 2021 Quick financing.

(12)	The address for Quick Capital, LLC is 66 W Flagler St., Suite 900 - #2292, Miami, FL 33130 and its principal is Eilon Natan.

	Series B Preferred Stock	Percentage of
	Beneficially	Series B
Name of Beneficial Owner	Owned (1)	Preferred Stock (2)
Bill Edmonds (3)	52,000	100.00%

Total	52,000	100.00%

(1)	The holders of the Series B, shall not be entitled to receive dividends, nor shall dividends be paid on common stock or any other Series of Preferred Stock while Series B shares are outstanding. The holders of Series B shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company. The holders of the Series B shall be entitled to twenty thousand (20,000) votes per one share of Series B held. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series B Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the following conversion feature: the Conversion Price for each share of Series B Preferred Stock in effect on any Conversion Date shall be (i) eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the NASD OTC Bulletin Board, as reported on Bloomberg, L.P. Any conversion shall be for a minimum Stated Value of $500.00 of Series B shares.

(2)	The number of Series B Preferred shares outstanding used in computing the percentage is 31,000.

(3)	The address for Bill Edmonds is 260 Edwards Plaza, Suite 21266, Saint Simons Island, GA 31522.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Michael T. Studer CPA P.C has audited our financial statements for the years ended December 31, 2022 and 2021.

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

2022	$50,000	Michael T. Studer CPA, P.C.
2021	$40,000	Michael T. Studer CPA, P.C.

2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2022	$5,000	Michael T. Studer CPA, P.C.
2021	$4,500	Michael T. Studer CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2022	$0	Michael T. Studer CPA, P.C.
2021	$0	Michael T. Studer CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2022	$0	Michael T. Studer CPA, P.C.
2021	$0	Michael T. Studer CPA, P.C.

5) During the fiscal year ending December 31, 2022 and as of the date of this report, the Company does not maintain an audit committee and therefore does not have an audit committee pre-approval policy in place.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2023.

DEEP GREEN WASTE & RECYCLING, INC.
(the “Registrant”)

BY:	/s/ Bill Edmonds
Bill Edmonds
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bill Edmonds	Chief Executive Officer, Interim Chief Financial Officer and Director	May 15, 2023
Bill Edmonds	(Principal Executive Officer and Principal Financial Officer)

/s/ David Bradford	Chief Operating Officer and President	May 15, 2023
David Bradford

-44-