Form 10-Q
period 2023-03-31
Deep Green Waste & Recycling, Inc.
filed 2023-06-09
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 26, 2023, there were 1,896,216,952 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

4

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$206	$36,616
Accounts receivable, net of allowance for doubtful accounts of $11,325 at March 31, 2023 and $13,453 at December 31, 2022	126,887	170,954
Other Current Assets	27,447	22,267
Total Current Assets	154,540	229,837

Property and equipment, net	160,531	179,113
Goodwill and Intangible assets, net	961,703	1,024,529
Deposit	7,000	7,000
Total other assets	1,129,234	1,210,642
Total assets	$1,283,774	$1,440,479

LIABILITIES

Current liabilities:
Current portion of debt	$574,171	$598,251
Convertible notes payable, net of debt discounts of $0 and $12,500 at March 31, 2023 and December 31, 2022, respectively	784,288	800,818
Accounts payable	3,079,480	3,090,211
Accrued expenses	130,569	99,869
Deferred compensation	97,106	95,429
Accrued interest	157,487	138,173
Customer deposits payable	62,986	62,986
Derivative liability	105,246	112,710
Total current liabilities	4,991,333	4,998,447

Long-term liabilities:
Long-term portion of debt	-	-
Total long-term liabilities		-

Total liabilities	4,991,333	4,998,447

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 3,000,000,000 shares authorized; 1,896,216,952 and 1,721,740,762 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$189,622	$172,174
Preferred Stock, $.0001 par value, $1 per share stated value, 5,000,000 shares authorized; 52,000 and 52,000 shares of Series B Convertible Preferred Stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	52,000	52,000
Additional paid-in capital	8,632,780	8,589,295
Accumulated deficit	(12,581,961)	(12,371,437)

Total stockholders’ deficit	(3,707,559)	(3,557,968)

Total liabilities and stockholders’ deficit	$1,283,774	$1,440,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2023 and 2022

(Unaudited)

	March 31, 2023	March 31, 2022

Revenues	$178,763	$219,741

Total revenues	178,763	219,741

Cost of revenues	71,445	93,864

Gross margin	107,318	125,877

Operating expenses:
Selling, general and administrative	166,712	218,538
Officers and directors’ compensation (including stock-based compensation of $0 and $145,259, respectively)	53,400	176,259
Professional and consulting (including stock-based compensation of $0 and $0, respectively)	10,143	45,342
Provision for doubtful accounts	(1,618)	-
Depreciation and amortization	73,387	78,210
Total operating expenses	302,024	518,349

Operating (loss)	(194,706)	(392,472)

Other income/(expense):
Derivative liability gain/(loss)	7,464	697,777)
Loss on Conversion of Notes Payable and accrued interest	(31,903)	(145,972
Gain on Asset Disposition	43,565
Interest expense (including amortization of debt discounts of $12,500 and $582,761, respectively)	(34,944)	(656,739)
Total other income/(expense)	(15,818)	(104,934)

Net (loss)	$(210,524)	$(497,406)

Net loss per common share:
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted-average common shares outstanding	1,868,750,285	334,064,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)

(Unaudited)

For the three months ended March 31, 2023:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2022	52,000	$52,000	1,721,740,762	$172,174	$8,589,295	$(12,371,437)	$(3,557,968)
Issuance of common stock in satisfaction of notes payable and accrued interest			174,476,190	17,448	43,485		60,933
Net loss for the three months ended March 31, 2023	-	-				(210,524)	(210,524)
Balances at March 31, 2023	52,000	$52,000	1,896,216,952	$189,622	$8,632,780	$(12,581,961)	$(3,707,559)

For the three months ended March 31, 2022:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2021	31,000	$31,000	247,015,579	$24,702	$6,815,935	$(11,177,216)	$(4,305,579)
Issuance of Common Stock relating to Officer Employment Agreement	-	-	2,040,000	204	20,196	-	20,400
Issuance of common stock for consulting services	-	-	2,220,000	222	14,430	-	14,652
Issuance of common stock incentives for officers and directors	-	-	22,000,000	2,200	140,900	-	143,100
Issuance of common stock in satisfaction of notes payable and accrued interest			133,058,420	13,306	688,265		701,571
Net loss for the three months ended March 31, 2022	-	-	-			(497,406)	(497,406)
Balances at March 31, 2022	31,000	$31,000	406,333,999	$40,634	$7,679,726	$(11,674,622)	$(3,923,262)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023 and 2022

(Unaudited)

	March 31, 2023	March 31, 2022

OPERATING ACTIVITIES:
Net income (loss) for the period	$(210,524)	$(497,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	73,387	78,210
Gain on asset disposition	(43,565)	-
Provision for doubtful accounts	(1,618)	-
Loss on conversion of notes payable and accrued interest	31,903	145,972
Amortization of debt discounts	12,500	582,761
Derivative liability income	(7,464)	(697,777)
Stock-based compensation	-	145,259
Changes in operating assets and liabilities:
Accounts receivable	45,685	(36,593)
Other current assets	(5,180)	8,259)
Accounts payable	(14,114)	(15,689
Accrued expenses	30,700	7,913
Deferred compensation	1,677	1,629
Accrued interest	19,314	81,614
Net cash used in operating activities	(67,299)	(195,848)

INVESTING ACTIVITIES:
Proceeds from disposition of asset	51,585	-
Net cash provided by investing activities	51,585	-

FINANCING ACTIVITIES:

Proceeds from secured notes payable and convertible notes payable		300,000
Repayment of note issued in Lyell acquisition		(140,000)
Increase (decrease) in other debt - net	(20,696)	4,498
Net cash provided by (used in) financing activities	(20,696)	164,498

NET INCREASE (DECREASE) IN CASH	(36,410)	(31,350)

CASH, BEGINNING OF PERIOD	36,616	36,619

CASH, END OF PERIOD	$206	$5,269

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock to directors for accrued compensation	$-	$(20,400)

Issuance of Common Stock in satisfaction of debt:
Fair Value of common stock issued	$60,933	$701,571
Notes Payable Satisfied	(29,030)	(474,794)
Accrued interest satisfied	-	(78,870)
Loss on conversion of notes payable and accrued interest	$31,903	$147,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE A – ORGANIZATION (continued)

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

For the three months ended March 31, 2023 and 2022

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

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have limited current business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of our lack of resources and our inability to find a prospective business opportunity with significant capital.

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2023. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Green Waste & Recycling, Inc. (“Deep Green”) and Deep Green’s wholly owned subsidiaries, DG Treasury, Inc., DG Research, Inc. and Lyell Environmental Services, Inc. All inter-company balances and transactions have been eliminated in consolidation.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2023 and December 31, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For nonrecurring fair value measurements of issuances of common stock for services (see NOTE I), we used Level 2 inputs.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through March 31, 2023, the Company has not experienced impairment losses on its long-lived assets.

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

For the three months ended March 31, 2023 and 2022

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

For the periods presented, we have excluded the shares issuable from the convertible notes payable (see NOTE G) and the warrants (see NOTE I) from our diluted net loss per share calculation as the effect of their inclusion would be anti-dilutive.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE C - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	March 31, 2023 (Unaudited)	December 31, 2022
Office equipment	$47,845	$47,845
Waste and Recycling Equipment	303,159	322,409
Total	351,004	370,254
Accumulated depreciation and amortization	(190,473)	(191,141)

Net	$160,531	$179,113

For the three months ended March 31, 2023 and 2022, depreciation of property and equipment expense was $10,562 and $15,384, respectively.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at:

	March 31, 2023 (Unaudited)	December 31, 2022
Customer list and covenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	$1,083,333	$1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	134,925	134,925
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	109,000	109,000
Total	1,327,258	1,327,258
Accumulated amortization	(365,555)	(302,730)

Net	$961,703	$1,024,529

The customer lists and covenants not to compete are being amortized using the straight-line method over their estimated useful lives of five years. For the three months ended March 31, 2023 and 2022, amortization of intangible assets expense was $62,825 and $62,826, respectively.

At March 31, 2023, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2023	$175,642
2024	238,467
2025	238,467
2026	174,202
2027	-
Thereafter	-
Total	$826,778

NOTE E – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	March 31, 2023 (Unaudited)	December 31, 2022
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,380,559	2,390,290
Credit card obligations	211,306	212,306

Total	$3,079,480	$3,090,211

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste broker business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE F – DEBT

Debt consists of the following at:

	March 31, 2023 (Unaudited)	December 31, 2022
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	387,535	387,535
Short-term capital lease	5,574	5,574
Note issued in Lyell acquisition	49,179	49,179
Loans payable to officers, interest at 8%, due on demand	37,547	37,547
Sales Tax Payable and payroll tax withholdings and liabilities	19,149	22,526
Due to seller of Lyell	42,104	42,104
Note payable to short term funding company	10,800	36,725
Note payable to officer, interest at 15% per annum, due on demand	22,283	17,061
Total	574,171	598,251
Current portion of debt	(574,171)	(598,251)
Long-term portion of debt	$-	$-

NOTE G – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of:

	March 31, 2023 (Unaudited)	December 31, 2022
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021. (i)	189,388	202,918
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021. (ii)	219,900	235,400
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2022– (iii)	187,500	181,250
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2022– (iii)	187,500	181,250

Total	$784,288	$800,818

(i)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021 As of March 31, 2023, $189,388 principal plus $0 interest were due on the Quick Capital Note due October 14, 2022.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE G – CONVERTIBLE NOTES PAYABLE (continued)

(ii)

On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of March 31, 2023, $219,900 principal plus $0 interest were due on the BHP note due October 14, 2022..

(iii)	On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of One Hundred Eighty-Seven Thousand Five Hundred and NO/100 Dollars ($187,500). The Notes have a term of one (1) year (“Maturity Date” of February 28, 2023) and shall have a one-time interest charge of ten percent (10%). The Borrower is to repay each Note with monthly payments as follows: (i) beginning on the four-month anniversary of the issue date, the Borrower is to pay $4,489.92 per month for months four through eleven, and (ii) then a balloon payment in the amount of $170,330.64 on the Maturity Date. The Notes are convertible into shares of Common Stock at any time after an Event of Default in any portion at the Default Conversion Price, in the sole discretion of the Holder. The “Default Conversion Price” shall mean $0.0005 per share. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The transaction closed on March 2, 2022.

NOTE H - DERIVATIVE LIABILITY

The derivative liability at March 31, 2023 and December 31, 2022 consisted of:

	March 31, 2023 (Unaudited)	December 31, 2022
Convertible Promissory Note payable to Quick Capital, LLC due October 14, 2022. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.	48,700	52,179
Convertible Promissory Note payable to BHP Capital NY Inc. due October 14, 2022. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.	56,546	60,531

Total	$105,246	$112,710

The two Convertible Promissory Notes contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion feature as a derivative liability at the issuance date of the Notes and charged the applicable amount to debt discount and the remainder to other expense. The increase (decrease) in the fair value of the derivative liability from the issuance date of the Notes to the measurement date is charged (credited) to other expense (income).

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE H - DERIVATIVE LIABILITY (continued)

The fair value of the derivative liability was measured at the respective issuance date and at March 31, 2023 and December 31, 2022 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2023 were (1) stock price of $0.0002 per share, (2) conversion price of $0.000175 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 4.12%. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2022 were (1) stock price of $0.0002 per share, (2) conversion price of $0.000175 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 4.12%.

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

At March 31, 2023 and December 31, 2022, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

For the three months ended March 31, 2023 and 2022

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

On November 30, 2022, the Company issued 21,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $21,000 loans payable to Mr. Edmonds.

At March 31, 2023 and December 31, 2022, there were 52,000 and 52,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

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

On September 17, 2022, the Company’s Board unanimously approved an Amendment to our Articles of Incorporation (the “Authorized Share Amendment”) to increase the number of authorized shares of Common Stock of the Company from 1,000,000,000 to 3,000,000,000 with the Board maintaining the discretion of whether or not to implement the increase in authorized shares of Common and Preferred Stock. On September 17, 2022, the Majority Stockholders delivered an executed written consent in lieu of a special meeting (the “Stockholder Consent”) authorizing and approving the Authorized Share Amendment and the increase in authorized shares of Common and Preferred Stock.

2021 Stock Option Incentive Plan

On October 5, 2021, the Company filed a Registration Statement on Form S-8 registering 40,000,000 shares of common stock to be issued under the Company’s 2021 Stock Option Incentive Plan (the “2021 Plan”)(11,660,000 shares remaining as of March 31, 2023). To date, no warrants or options have been issued under shareholder approved plans.

Common Stock and Preferred Stock Issuances

For the three months ended March 31, 2023 and fiscal year ended December 31, 2022, the Company issued and/or sold the following securities:

Common Stock

For the three months ended March 31, 2023

On January 4, 2023, the Company issued a noteholder 85,904,761 shares of common stock in satisfaction of $13,530 principal. The $20,832 excess of the $34,362 fair value of the 85,904,761 shares over the $13,530 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2023.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

2022

On January 3, 2022, the Company issued a noteholder 5,673,765 shares of common stock in satisfaction of $20,000 principal and $12,667 interest. The $24,071 excess of the $56,738 fair value of the 5,673,765 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

Preferred Stock

For the three months ended March 31, 2023

None

For the year ended December 31, 2022

On November 30, 2022, the Company issued 21,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $21,000 loans payable to Mr. Edmonds.

The number of preferred shares authorized with a par value of $0.0001 per share at March 31, 2023 and December 31, 2022 is 5,000,000 and 5,000,000, respectively. At March 31, 2023 and December 31, 2022, there are 52,000 and 52,000 shares of preferred stock issued and outstanding, respectively.

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2020	-	80,000	80,000
Warrants expired on February 19, 2021	-	(30,000)	(30,000)
Warrants expired on March 16, 2021	-	(50,000)	(50,000)
Warrant issued on July 2, 2021 (i)	-	5,000,000	5,000,000
Cashless exercise of warrant on September 21, 2021(i)	-	(5,000,000)	(5,000,000)
Two warrants issued on October 14, 2021 (ii)	-	133,333,334	133,333,334
Balance, December 31, 2021	-	133,333,334	133,333,334
2022 Option/Warrant Activity	-	-	-
Balance, December 31, 2022	-	133,333,334	133,333,334
2023 Option/Warrant Activity	-	-	-
Balance, March 31, 2023	-	133,333,334	133,333,334

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”). As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On September 21, 2021, the Company issued Labrys 4,512,497 shares of common stock as a cashless exercise of the warrant.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The Company agreed to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 14 days of the execution of the NPA. The Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on October 28, 2021 and declared effective on November 10, 2021. The transaction closed on October 19, 2021.

The following table summarizes information about warrants outstanding as of March 31, 2023:

Number Outstanding
At March 31, 2023	Exercise Price	Expiration Date

133,333,334	$0.015	October 14, 2026
133,333,334

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE J - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the difference are as follows:

	Three Months Ended
	March 31, 2023 (Unaudited)	March 31, 2022 (Unaudited)
Expected tax at 21%	$(44,210)	$(104,455)
Non-deductible stock-based compensation		30,504
Non-deductible (non-taxable) derivative liability expense (income)	(1,567)	(146,533
Non-deductible amortization of debt discounts	2,625	122,380
Non-deductible loss on conversions of convertible notes payable	6,700	30,654
Increase (decrease) in Valuation allowance	36,262	67,450
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of March 31, 2023 and December 31, 2022 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2023 and December 31, 2022. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at March 31, 2023 for the years 2003 to 2017 expires in varying amounts from year 2023 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary was to earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, was to determine when and how the Deferred Base Salary was to be paid, without limitation; and was able to elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. On December 31, 2022, the company once again extended Mr. Bradford’s employment agreement, this time for a three-year period. For the three months ended March 31, 2023 and 2022, compensation to Mr. Bradford expensed under the above employment agreement was $10,500 and $10,500, respectively. As of March 31, 2023 and December 31, 2022, accrued cash compensation due Mr. Bradford was $37,750 and $27,250, respectively. As of March 31, 2023 and December 31, 2022, the deferred compensation balance due Mr. Bradford was $0 and $0, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary was to earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, was to determine when and how Deferred Base Salary was to be paid, without limitation; and was able to elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. On December 31, 2022, the company once again extended Mr. Edmonds’ employment agreement, this time for a three-year period. As of March 31, 2023 and December 31, 2022, the deferred compensation balance due Mr. Edmonds was $96,951 and $95,274, respectively. As of March 31, 2023 and December 31, 2022, the accrued board salary balance due Mr. Edmonds was $10,000 and $5,000, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. As of March 31, 2023 and December 31, 2022, the number of shares vested and due Mr. Spencer under the employment agreement was 4,080,000 shares. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the three months ended March 31, 2023 and 2022, cash compensation to Mr. Spencer expensed under the employment agreement was $10,500 and $10,500, respectively. As of March 31, 2023 and December 31, 2022, accrued cash compensation due Mr. Spencer was $21,000 and $10,500, respectively. As of March 31, 2023 and December 31, 2022, the accrued board salary balance due Mr. Spencer was $10,000 and $5,000, respectively.

On March 14, 2022, Lloyd T. Spencer, the Company’s Chief Executive Officer, Secretary and Director, resigned in his position as Chief Executive Officer. Mr. Spencer will retain his roles as Secretary and Director. On March 14, 2022, upon the resignation of Mr. Spencer as the Company’s Chief Executive Officer, the Board of Directors appointed Bill Edmonds as its new Chief Executive Officer. Mr. Edmonds will retain his prior roles as interim Chief Financial Officer and Chairman of the Board of Directors. On March 14, 2022, the Board of Directors appointed David Bradford to President. Mr. Bradford will retain his prior role as Chief Operating Officer. On December 31, 2022, the company extended Mr. Spencer’s current employment agreement for a three-year period.

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At March 31, 2023, the accrued compensation due Mr. Spencer under this agreement was $10,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At March 31, 2023, the accrued compensation due Mr. Edmonds under this agreement was $10,000.

Major Customer

For the three months ended March 31, 2023 and full year ended December 31, 2022, one customer accounted for 10% and 19%, respectively, of the company’s revenues.

Legal

As indicated in NOTE E – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,591,865 at March 31, 2023. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018.

On January 1, 2023, the Company received notification of a complaint filed in the Supreme Court of the State of New York by Owen May and MD Global. The complaint alleges “breach of contract, conversion, fraud, and securities fraud related to misconduct, failure to perform, theft, and deceit and intentional misrepresentations done with scienter about securities by Deep Green Waste & Recycling and Lloyd T Spencer”. The complaint seeks $350,000.00 in compensatory damages, and $3,500,000.00 in punitive damages. The Company believes the complaint to be wholly without merit and is filing to dismiss the case.

On June 1, 2023 the Company received notification the Supreme Court of the state of New York dismissed the fraud and conversion claims brought by MD Global, LLC and further ruled that former CEO Lloyd Spencer should not be a party to the case.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of March 31, 2023, we had cash of $206, current assets of $154,540, current liabilities of $4,991,333 and an accumulated deficit of $12,581,961. For the quarter ended March 31, 2023 and year ended December 31, 2022, we used cash from operating activities of $67,299 and $205,894, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through June 2024.

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

NOTE M – SUBSEQUENT EVENTS

On June 1, 2023 the Company received notification that the Supreme Court of the state of New York dismissed the fraud and conversion claims brought by MD Global, LLC and further ruled that former CEO Lloyd Spencer should not be a party to the case.

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

Discussion for the three months ended March 31, 2023 and March 31, 2021 (Unaudited):

Results of Operations:

	March 31, 2023	March 31, 2022	$ Change
Gross revenue	$178,763	$219,741	$(40,978)
Cost of revenues	71,445	93,864	(22,419)
Gross margin	107,318	125,877	(18,559)
Selling, general and administrative expenses	(302,024)	(518,349)	216,325
Operating income (loss)	(194,706)	(392,472)	197,766
Other income (loss)	(15,818)	(104,934)	89,116
Net income (loss)	(210,524)	(497,406)	286,882
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-

Revenues

For the three months ended March 31, 2023 and 2022, we generated $178,763 and $219,741 revenue, respectively.

Cost of Revenues

Our cost of revenues were $71,445 and $93,864 For the three months ended March 31, 2023 and 2022, respectively.

We anticipate that our cost of revenues will increase in 2023 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

We incurred $302,024 and $518,349 in selling, general and administrative expenses for the three months ended March 31, 2023 and 2022.

Loss from Operations

The Company’s loss from operations was $194,706 for the three months ended March 31, 2023 from $392,472 in 2022, an improvement of $198,680.

Other Income (Expense)

Other expense decreased to $15,818 for the three months ended March 31, 2023. Other expense was $104,934 for the three months ended March 31, 2022 and included interest expense of $656,739 and derivative liability gain of $697,777.

Net Loss

The Company’s Net loss was $210,524 for the three months ended March 31, 2023 from $497,406 in 2022, an improvement of $292,832.

Liquidity and Capital Resources

At March 31, 2023, we had current assets of $154,540 and current liabilities of $4,991,333 resulting in negative working capital of $4,836,793, of which $3,052,503 was accounts payable and $157,487 was included in accrued interest. At March 31, 2023, we had total assets of $1,283,774 and total liabilities of $4,991,333 resulting in stockholders’ deficit of $3,707,559.

At December 31, 2022, we had current assets of $229,837 and current liabilities of $4,998,447 resulting in negative working capital of $4,768,610, of which $3,090,211 was accounts payable and $95,429 was included in deferred compensation. At December 31, 2022, we had total assets of $1,440,479 and total liabilities of $4,998,447 resulting in stockholders’ deficit of $3,557,968.

Accounts Payable

At March 31, 2023, the Company had accounts payable of $3,079,480 that consisted of $487,615 in default judgments due to prior vendors, $2,380,559 due to vendors for materials and services and $211,306 due for credit card obligations.

At December 31, 2022, the Company had accounts payable of $3,079,480 that consisted of $487,615 in default judgments due to prior vendors, $2,390,290 due to vendors for materials and services and $212,306 due for credit card obligations.

Debt

At March 31, 2023, the Company had outstanding debt of $1,345,959 that consisted of $771,788 of convertible debt, $574,171 in a short term notes, short-term capital lease and loans payable to officers and directors. Please see NOTE F – DEBT for further information.

At December 31, 2022, the Company had outstanding debt of $1,399,069 that consisted of $800,818 of convertible debt, $598,2551 in a short term notes, short-term capital lease and loans payable to officers and directors. Please see NOTE F – DEBT for further information.

Capital Raising

For the three months ended March 31, 2023 and the twelve months ended December 31, 2022, the Company raised $5,222 and $164,498 through the issuance of Convertible Promissory Notes or loans from officers, respectively.

Cash on Hand

Our cash on hand as of March 31, 2023 and December 31, 2022 was $206 and $36,616, respectively.

Satisfaction of Outstanding Liabilities

As of March 31, 2023, the Company has a liability of $487,615 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Debt

Our Debt was $1,345,959 and $1,047,506 at March 31, 2023 and December 31, 2022, respectively. Included within the Debt was the following at March 31, 2023: (i) $387,535 due under Factor agreement with AEC Yield Capital, LLC and Notice of Default; and (ii) $49,179 due to Seller of Lyell Environmental; and (iii) $5,574 due under a short-term capital lease; and (iv) $59,870 as loans payable to officers; and (v) Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021 – net of unamortized debt discount of $187,500 and $219,900 at March 31, 2023 and December 31, 2022, respectively and (vi) Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021 – net of unamortized debt discount of $187,500 and $189,388 at March 31, 2023 and December 31, 2022, respectively (ii) Short-term funding of $10,800, Due to Seller of Lyell $42,104, and other payables of $19,149 other debt. Please see NOTE F – DEBT for further information.

Convertible Notes

(iii) On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2022, $592,004 principal plus $0 interest were due on the Quick Capital Note.

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

We had net cash provided by (used) in operating activities For the three months ended March 31, 2023 and 2022 of ($67,299) and ($195,848), respectively.

We had net cash used in investing activities for the three months ended March 31, 2023 and 2022 of $51,585 and $0, respectively.

We had net cash provided by financing activities for the three months ended March 31, 2023 and 2022 of ($5,222) and $164,498, respectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Other than the complaint from MD Global, we know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us or has a material interest adverse to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the three months ended March 31, 2023 and fiscal year ended December 31, 2022, the Company issued and/or sold the following unregistered securities:

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

Date: June 9, 2023

/s/ Bill Edmonds
Bill Edmonds
Chief Executive Officer
(Principal Executive Officer)

