Form 10-Q
period 2023-06-30
Deep Green Waste & Recycling, Inc.
filed 2023-09-01
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	DGWR	OTC Markets “PINK”

As of August 16, 2023, there were 8,814,613 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

4

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$30,295	$36,616
Accounts receivable, net of allowance for doubtful accounts of $4,869 at June 30, 2023 and $13,453 at December 31, 2022	83,283	170,954
Prepaid expenses and other current assets	26,705	22,267
Total current assets	140,283	229,837

Property and equipment, net	149,969	179,113
Goodwill and Intangible assets, net	898,877	1,024,529
Deposit	7,000	7,000
Total other assets	1,055,846	1,210,642
Total assets	$1,196,129	$1,440,479

LIABILITIES

Current liabilities:
Current portion of debt	$660,581	$598,251
Convertible notes payable, net of debt discounts of $0 and $12,500 at June 30, 2023 and December 31, 2022, respectively	784,288	800,818
Accounts payable	3,053,696	3,090,211
Accrued expenses	160,527	99,869
Deferred compensation	98,813	95,429
Accrued interest	163,487	138,173
Customer deposits payable	62,986	62,986
Derivative liability	95,250	112,710
Total current liabilities	5,079,628	4,998,447

Long-term liabilities:
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	5,079,628	4,998,447

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 and $0.0001 par value; 3,000,000,000 and 3,000,000,000 and shares authorized; 8,814,613 and 1,147,827 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$881	$115
Preferred Stock, $0.0001 and $0.0001 par value, $1 and $1 per share stated value, 5,000,000 and 5,000,000 shares authorized; 52,000 and 52,000 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	52,000	52,000
Additional paid-in capital	9,708,646	8,761,364
Accumulated deficit	(13,645,026)	(12,371,437)

Total stockholders’ deficit	(3,883,499)	(3,557,968)

Total liabilities and stockholders’ deficit	$1,196,129	$1,440,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$233,347	$207,874	$412,110	$427,615

Total revenues	233,347	207,874	412,110	427,615

Cost of revenues	59,826	75,839	131,271	169,703
Gross margin	173,521	132,035	280,839	257,912

Operating expenses:
Selling, general and administrative, including stock based compensation of $149,225, $0, $149,225 and $0, respectively.	308,756	156,455	475,468	374,993
Officers and directors’ compensation (including stock-based compensation of $705,000, $1,326, $705,000 and $146,585 respectively)	742,400	41,926	795,800	218,185
Professional and consulting (including stock-based compensation of $0, $13,446, $0 and $28,098 respectively)	41,090	50,754	51,233	96,096
Provision for doubtful accounts	2,209	25,000	591	25,000
Depreciation and Amortization	73,388	67,047	146,775	145,257
Total operating expenses	1,167,843	341,182	1,469,867	859,531

Operating loss	(994,322)	(209,147)	(1,189,028)	(601,619)

Other (expense) income:
Derivative liability income (expense)	9,996	(83,117)	17,460	614,660
Loss on conversions of debt	(22,900)	(85,089)	(54,803)	(231,061)
Gain on asset disposal	-	-	43,565	-
Interest expense (including amortization of debt discounts of $0, $269,488, $12,500 and $852,249 respectively)	(55,839)	(296,228)	(90,783)	(952,967)
Total other (expense) income	(68,943)	(464,434)	(84,561)	(569,368)
Net loss	$(1,063,065)	$(673,581)	$(1,273,589)	$(1,170,987)
Net loss per common share:
Basic and diluted net loss per common share	$(0.79)	$(2.24)	$(0.98)	$(4.47)
Weighted average number of common shares outstanding – basic and diluted	1,347,163	300,774	1,296,498	261,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Unaudited)

For the three and six months ended June 30, 2023:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2022	52,000	$52,000	1,147,827	$115	$8,761,354	$(12,371,437)	$(3,557,968)
Issuance of common stock in satisfaction of notes payable and accrued interest			116,318	11	60,922		60,933
Net loss for the three months ended March 31, 2023	-	-				(210,524)	(210,524)
Balances at March 31, 2023	52,000	$52,000	1,264,145	$126	$8,822,276	$(12,581,961)	$(3,707,559)
Issuance of common stock incentives for officers and directors	-	-	6,000,000	600	704,400	-	705,000
Issuance of common stock incentives for employees	-	-	1,270,000	127	149,098	-	149,225
Issuance of common stock in satisfaction of consulting services	-	-	280,000	28	32,872	-	32,900
Net loss for the three months ended June 30, 2023	-	-	-	-	-	(1,063,065)	(1,063,065)
Balances at June 30, 2023	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,645,026)	$(3,883,499)

For the three and six months ended June 30, 2022:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2022	31,000	$31,000	164,677	$16	$6,840,621	$(11,177,216)	$(4,305,579)
Issuance of common stock relating to officer employment agreement	-	-	1,360	-	20,400	-	20,400
Issuance of common stock for consulting services	-	-	1,480	-	14,652	-	14,652
Issuance of common stock incentives for officers and directors	-	-	14,666	2	143,098	-	143,100
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	88,706	9	701,562	-	701,571
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(497,406)	(497,406)
Balances at March 31, 2022	31,000	$31,000	270,889	$27	$7,720,333	$(11,674,622)	$(3,923,262)
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	38,397	4	205,671	-	205,675
Issuance of common stock for consulting services	-	-	2,892	-	13,446	-	13,446
Net loss for the three months ended June 30, 2022	-		-	-	-	(673,581)	(673,581)
Balances at June 30, 2022	31,000	$31,000	312,178	$31	$7,939,450	$(12,348,203)	$(4,377,722)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

(Unaudited)

	June 30, 2023	June 30, 2022

OPERATING ACTIVITIES:
Net income (loss) for the period	$(1,273,589)	$(1,170,987)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	146,775	145,257
Gain on asset disposition	(43,565)	-
Provision for doubtful accounts	591	25,000
Amortization of debt discounts	12,500	852,249
Derivative liability (income) expense	(17,460)	(614,660)
Loss on conversions of debt	54,803	231,061
Stock-based compensation	854,225	171,198
Changes in operating assets and liabilities:
Accounts receivable	87,080	39,902
Prepaid expenses and other current assets	(4,438)	4,901
Accounts payable	(26,515)	1,070
Accrued expenses	60,658	28,822
Deferred compensation	3,384	3,287
Accrued interest	25,315	102,714
Net cash used in operating activities	(120,236)	(180,186)

INVESTING ACTIVITIES:
Proceeds from disposition of asset	51,585	-
Net cash provided in investing activities	51,585	-

FINANCING ACTIVITIES:
Proceeds from secured notes and convertible notes payable	-	300,000
Repayment of note issued in Lyell Acquisition	-	(140,000)
Increase (decrease) in other debt - net	62,330	(1,503)
Net cash provided by (used in) financing activities	62,330	158,497

NET INCREASE (DECREASE) IN CASH	(6,321)	(21,689)

CASH, BEGINNING OF PERIOD	36,616	36,619

CASH, END OF PERIOD	$30,295	$14,930

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock to directors for accrued compensation	$-	$20,400

Issuance of common stock in satisfaction of debt:
Fair Value of Common Stock Issued	$60,933	$907,246
Notes Payable Satisfied	(29,030)	(597,315)
Accrued Interest Satisfied	-	(78,870)
Loss on conversion of notes payable	$31,903	$231,061

Issuance of common stock in satisfaction of consulting services accounts payable:
Fair Value of Common Stock Issued	$32,900	$-
Accounts Payable Satisfied	(10,000)	-
Loss on satisfaction of accounts payable	$22,900	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

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

On August 24, 2017, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with St. James Capital Management, LLC. Under the terms of the Agreement, the Company transferred and assigned all of the assets of the Company related to its extreme sports apparel design and manufacturing business in exchange for the assumption of certain liabilities and cancellation of 2,000 shares (as adjusted for the September 27, 2017 reverse stock split of 1 share for 1000 shares and the June 20, 2023 reverse stock split of 1 share for 1,500 shares) of common stock of the Company.

On August 24, 2017, the Company acquired all the membership units of Deep Green Waste and Recycling, LLC (“DGWR LLC”), a Georgia limited liability company engaged in the waste recycling business since 2011, in exchange for 56,667 shares (as adjusted for the September 27, 2017 reverse stock split of 1 share for 1000 shares and the June 20, 2023 reverse stock split of 1 share for 1,500 shares) of the Company’s common stock. The transaction was accounted for as a “reverse merger” where DGWR LLC was considered the accounting acquiror and the Company was considered the accounting acquiree.

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

Asset Purchase Agreement

On February 8, 2021, the Company, through its wholly owned subsidiary DG Research, Inc. (the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with Amwaste, Inc. (the “Seller”). Under the terms of the Agreement, the Buyer agreed to purchase from the Seller certain assets (the “Assets”) utilized in the Seller’s waste management business located in Glynn County, Georgia. In consideration for the purchase of the Assets, the Buyer paid the seller $160,000 and issued the Seller 1,333 shares of the Company’s restricted common stock. The Buyer remitted $50,000 at Closing and issued the Seller a Promissory Note (the “Note”) in the amount of $110,000, which was paid April 9, 2021. The Note was secured by the Assets purchased through the Agreement. The transaction closed on February 11, 2021.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE A – ORGANIZATION (continued)

Securities Purchase Agreement

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 667 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 667 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92. The Promissory Note accrues interest at 7% per annum and is due on December 18, 2021. The transaction closed on October 19, 2021.

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

Reverse Stock Split

On June 20, 2023, the Company effectuated a 1 for 1,500 shares reverse stock split which reduced the issued and outstanding shares of common stock from 1,896,216,952 shares to 1,264,165 shares. The accompanying financial statements have been retroactively restated to reflect this reverse split stock.

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three and six month periods ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2023. These financial statements should be read in conjunction with that report.

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

For the three and six months ended June 30, 2023 and 2022

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2023 and December 31, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the three and six months ended June 30, 2023 and 2022

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through June 30, 2023, the Company has not experienced impairment losses on its long-lived assets.

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

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Amortizable Intangible Assets

Amortizable intangible assets consist of the customer lists and covenants not to compete acquired in connection with the Amwaste Asset Purchase Agreement on February 11, 2021 and the Lyell Environmental Services, Inc. acquisition on October 19, 2021.

We test amortizable intangible assets for impairment if events or changes in circumstances indicate that the assets might be impaired. These intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. We established the fair value of these amortizable intangible assets based on the income approach using discounted future cash flows.

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

For the three and six months ended June 30, 2023 and 2022

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE C - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	June 30, 2023 (Unaudited)	December 31, 2022
Office equipment	$47,846	$47,845
Waste and Recycling Equipment	303,159	322,409
Total	351,005	370,254
Accumulated depreciation and amortization	(201,036)	(191,141)

Net	$149,969	$179,113

For the six months ended June 30, 2023 and 2022, depreciation of property and equipment was $21,124 and $26,024, respectively.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets consist of the following at:

	June 30, 2023 (Unaudited)	December 31, 2022
Customer list and convenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Service, Inc. closed on October 19,2021	$1,083,333	$1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	134,925	134,925
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	109,000	109,000
Total	1,327,258	1,327,258
Accumulated amortization	(428,381)	(302,730)

Net	$898,877	$1,024,529

The customer lists and covenants not to compete are being amortized using the straight-line method over their estimated useful lives of five years. For the six months ended June 30, 2023 and 2022, amortization of intangible assets expense was $125,651 and $119,233, respectively.

At June 30, 2023, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2023(excluding the six months ended June 30, 2023	$112,816
2024	238,467
2025	238,467
2026	174,202
2027	-
Thereafter	-
Total	$763,952

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE E – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	June 30, 2023 (Unaudited)	December 31, 2022
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,337,107	2,390,290
Credit card obligations	228,974	212,306

Total	$3,053,696	$3,090,211

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

NOTE F – DEBT

Debt consists of the following at:

	June 30, 2023 (Unaudited)	December 31, 2022
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	$387,535	$387,535
Short-term capital lease	5,574	5,574
Note issued in Lyell acquisition	49,179	49,179
Loans payable to officers, interest at 8%, due on demand	37,547	37,547
Sales Tax Payable and payroll tax withholdings and liabilities	20,974	22,526
Due to seller of Lyell	42,104	42,104
Note payable to short term funding company	70,934	36,725
Note payable to officer, interest at 15% per annum, due on demand	46,734	17,061
Total	660,581	598,251
Current portion of debt	(660,581)	(598,251)
Long-term portion of debt	$-	$-

NOTE G – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of:

	June 30, 2023 (Unaudited)	December 31, 2022
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021. (i)	$189,388	$202,918
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021. (ii)	219,900	235,400
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2022– (iii)	187,500	181,250
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2022– (iii)	187,500	181,250

Total	$784,288	$800,818

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE G – CONVERTIBLE NOTES PAYABLE (continued)

(i)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021 As of June 30, 2023, $189,388 principal plus $0 interest were due on the Quick Capital Note due October 14, 2022.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021. As of June 30, 2023, $219,900 principal plus $0 interest were due on the BHP note due October 14, 2022. On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE G – CONVERTIBLE NOTES PAYABLE (continued)

(iii)	On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of One Hundred Eighty-Seven Thousand Five Hundred and NO/100 Dollars ($187,500). The Notes have a term of one (1) year (“Maturity Date” of February 28, 2023) and shall have a one-time interest charge of ten percent (10%). The Borrower is to repay each Note with monthly payments as follows: (i) beginning on the four-month anniversary of the issue date, the Borrower is to pay $4,489.92 per month for months four through eleven, and (ii) then a balloon payment in the amount of $170,330.64 on the Maturity Date. The Notes are convertible into shares of Common Stock at any time after an Event of Default in any portion at the Default Conversion Price, in the sole discretion of the Holder. The “Default Conversion Price” shall mean $0.75 per share. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The transactions closed on March 2, 2022. On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

NOTE H - DERIVATIVE LIABILITY

The derivative liability at June 30, 2023 and December 31, 2022 consisted of:

	June 30, 2023 (Unaudited)	December 31, 2022
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.	$95,250	$52,179
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE G – CONVERTIBLE NOTES PAYABLE for further information.	-	60,531

Total	$95,250	$112,710

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

On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE H - DERIVATIVE LIABILITY (continued)

The fair value of the derivative liability was measured at the respective issuance date and at June 30, 2023 and December 31, 2022 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2023 were (1) stock price of $0.067 per share, (2) conversion price of $.04655 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 5.24%. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2022 were (1) stock price of $0.30 per share, (2) conversion price of $0.2625 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 4.12%.

NOTE I - CAPITAL STOCK

Preferred Stock

On July 18, 2010, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Convertible Preferred Stock” (hereinafter “Series A”) with a stated par value of $0.0001 per share. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series A shall be as hereinafter described. The holders of Series A shall not be entitled to receive dividends, nor shall dividends be paid on common stock or any other Series of Preferred Stock while Series A shares are outstanding. The holders of Series A shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company. The holders of the Series A shall be entitled to one thousand (1,000) votes per one share of Series A held. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series A Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the rate of 1000 shares of common stock for each share of Series A. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntarily or involuntarily, after setting apart or paying in full the preferential amounts due the Holders of senior capital stock, if any, the Holders of Series A and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the Holders of junior capital stock, including Common Stock, an amount equal to $0.125 per share.

At June 30, 2023 and December 31, 2022, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

For the three and six months ended June 30, 2023 and 2022

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

At June 30, 2023 and December 31, 2022, there were 52,000 and 52,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

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

On February 10, 2022, the Company’s Board unanimously approved an Amendment to our Articles of Incorporation (the “Authorized Share Amendment”) to increase the number of authorized shares of Common Stock of the Company from 500,000,000 to 1,000,000,000 with the Board maintaining the discretion of whether or not to implement the increase in authorized shares of Common Stock. On February 10, 2022, the Majority Stockholders delivered an executed written consent in lieu of a special meeting (the “Stockholder Consent”) authorizing and approving the Authorized Share Amendment and the increase in authorized shares of Common Stock.

On September 17, 2022, the Company’s Board unanimously approved an Amendment to our Articles of Incorporation (the “Authorized Share Amendment”) to increase the number of authorized shares of Common Stock of the Company from 1,000,000,000 to 3,000,000,000 with the Board maintaining the discretion of whether or not to implement the increase in authorized shares of Common Stock. On September 17, 2022, the Majority Stockholders delivered an executed written consent in lieu of a special meeting (the “Stockholder Consent”) authorizing and approving the Authorized Share Amendment and the increase in authorized shares of Common Stock.

Common Stock and Preferred Stock Issuances

For the six months ended June 30, 2023 and fiscal year ended December 31, 2022, the Company issued and/or sold the following securities:

Common Stock

For the six months ended June 30, 2023

On January 4, 2023, the Company issued a noteholder 57,270 shares of common stock in satisfaction of $13,530 principal. The $20,832 excess of the $34,362 fair value of the 57,270 shares over the $13,530 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2023.

On January 23, 2023, the Company issued a noteholder 59,048 shares of common stock in satisfaction of $15,500 principal. The $11,071 excess of the $26,571 fair value of the 59,048 shares over the $15,500 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2023.

On June 20, 2023, the Company effectuated a 1 for 1,500 shares reverse split which reduced the issued and outstanding shares of common stock from 1,896,216,952 shares to 1,264,165 shares. The accompanying financial statements have been retroactively restated to reflect this reverse split stock.

On June 20, 2023, the Company issued a total of 7,270,000 shares of common stock (6,000,000 were issued to the three officers of the Company, 1,270,000 to five key employees of the Company) for services rendered. The $854,225 fair value of the 7,270,000 common shares was charged to operating expenses in the three months ended June 30, 2023.

On June 20, 2023, 280,000 shares of common stock were issued to a consultant for work previously performed. The $22,900 excess of the $32,900 fair value of the 280,000 shares over the $10,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2023.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

2022

On January 3, 2022, the Company issued a noteholder 3,783 shares of common stock in satisfaction of $20,000 principal and $12,667 interest. The $24,071 excess of the $56,738 fair value of the 3,783 shares over the $32,667 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022

On January 6, 2022, the Company issued a noteholder 6,047 shares of common stock in satisfaction of $50,794 principal. The $19,048 excess of the $69,841 fair value of the 6,047 shares over the $50,794 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 10, 2022, the Company issued a noteholder 3,810 shares of common stock in satisfaction of $30,000 principal. The $14,571 excess of the $44,571 fair value of the 3,810 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 11, 2022, the Company issued a noteholder 3,810 shares of common stock in satisfaction of $30,000 principal. The $14,571 excess of the $44,571 fair value of the 3,810 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 19, 2022, the Company issued 7,333 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to Bill Edmonds for services rendered on behalf of the Company.

On January 19, 2022, the Company issued 3,333 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to David Bradford for services rendered on behalf of the Company.

On January 19, 2022, the Company issued 3,333 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to Lloyd Spencer for services rendered on behalf of the Company.

On January 19, 2022, the Company issued 667 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to an employee as per the terms of his employment agreement.

On January 20, 2022, the Company issued 1,360 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to Lloyd Spencer as per the terms of his employment agreement.

On January 20, 2022, the Company issued 1,480 shares of common stock as compensation to a Consultant.

On January 20, 2022, the Company issued a noteholder 5,333 shares of common stock in satisfaction of $25,571 principal and $12,000 interest. The $15,229 excess of the $52,800 fair value of the 5,333 shares over the $37,571 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On January 31, 2022, the Company issued a noteholder 4,177 shares of common stock in satisfaction of $25,000 principal. The $9,461 excess of the $34,461 fair value of the 4,177 shares over the $25,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 1, 2022, the Company issued a noteholder 5,148 shares of common stock in satisfaction of $30,000 principal. The $14,788 excess of the $44,788 fair value of the 5,148 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 2, 2022, the Company issued a noteholder 5,442 shares of common stock in satisfaction of $30,000 principal. The $10,816 excess of the $40,816 fair value of the 5,442 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 2, 2022, the Company issued a noteholder 4,535 shares of common stock in satisfaction of $25,000 principal. The $9,014 excess of the $34,014 fair value of the 4,535 shares over the $25,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 4, 2022, the Company issued a noteholder 5,870 shares of common stock in satisfaction of $74,429 principal. The $30,404 difference of the $44,025 fair value of the 5,870 shares over the $74,429 liability reduction was credited to loss on conversion of debt in the three months ended March 31, 2022.

On February 10, 2022, the Company issued a noteholder 4,404 shares of common stock in satisfaction of $20,000 principal. The $8,406 excess of the $28,406 fair value of the 4,404 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On February 23, 2022, the Company issued a noteholder 6,723 shares of common stock in satisfaction of $30,000 principal. The $17,395 excess of the $47,395 fair value of the 6,723 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

On March 18, 2022, the Company issued a noteholder 8,403 shares of common stock in satisfaction of $30,000 principal. The $16,639 excess of the $46,639 fair value of the 8,403 shares over the $30,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 21, 2022, the Company issued a noteholder 5,602 shares of common stock in satisfaction of $20,000 principal. The $11,933 excess of the $31,933 fair value of the 5,602 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 24, 2022, the Company issued a noteholder 9,524 shares of common stock in satisfaction of $34,000 principal. The $14,571 excess of the $48,571 fair value of the 9,524 shares over the $34,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On March 24, 2022, the Company issued a noteholder 6,095 shares of common stock in satisfaction of $20,000 principal. The $11,086 excess of the $31,086 fair value of the 6,095 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2022.

On April 18, 2022, the Company issued a noteholder 6,194 shares of common stock in satisfaction of $20,000 principal. The $19,024 excess of the $39,024 fair value of the 6,194 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 19, 2022, the Company issued a noteholder 10,280 shares of common stock in satisfaction of $34,000 principal. The $30,762 excess of the $64,762 fair value of the 10,280 shares over the $34,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 25, 2022, the Company issued a noteholder 6,047 shares of common stock in satisfaction of $20,000 principal. The $10,839 excess of the $30,839 fair value of the 6,047 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 27, 2022, the Company issued a consultant 2,892 shares of common stock for services rendered. The $13,446 fair value of the 2,892 shares was charged to professional and consulting fees in the three months ended June 30, 2022.

On April 28, 2022, the Company issued a noteholder 7,377 shares of common stock in satisfaction of $24,400 principal. The $9,904 excess of the $34,304 fair value of the 7,377 shares over the $24,400 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On April 29, 2022, the Company issued a noteholder 4,000 shares of common stock in satisfaction of $13,020 principal. The $6,180 excess of the $19,200 fair value of the 4,000 shares over the $13,020 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On May 19, 2022, the Company issued a noteholder 4,4998 shares of common stock in satisfaction of $11,101 principal. The $6,445 excess of the $17,546 fair value of the 4,4998 shares over the $11,101 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

On August 24, 2022, the Company issued a noteholder 7,619 shares of common stock in satisfaction of $14,000 principal. The $7,714 excess of the $21,714 fair value of the 7,619 shares over the $14,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On August 24, 2022, the Company issued a noteholder 5,013 shares of common stock in satisfaction of $10,000 principal. The $4,286 excess of the $14,286 fair value of the 5,013 shares over the $10,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On August 30, 2022, the Company issued a noteholder 9,217 shares of common stock in satisfaction of $15,000 principal. The $5,737 excess of the $20,737 fair value of the 9,217 shares over the $15,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

On August 31, 2022, the Company issued a noteholder 14,132 shares of common stock in satisfaction of $23,000 principal. The $8,797 excess of the $31,797 fair value of the 14,132 shares over the $23,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On September 1, 2022, the Company issued a noteholder 9,524 shares of common stock in satisfaction of $15,000 principal. The $6,429 excess of the $21,429 fair value of the 9,524 shares over the $15,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On September 16, 2022, the Company issued a noteholder 15,250 shares of common stock in satisfaction of $20,000 principal. The $12,000 excess of the $32,000 fair value of the 15,250 shares over the $20,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On September 16, 2022, the Company issued a noteholder 17,524 shares of common stock in satisfaction of $23,000 principal. The $13,800 excess of the $36,800 fair value of the 17,524 shares over the $23,000 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2022.

On October 10, 2022, the Company issued a noteholder 19,048 shares of common stock in satisfaction of $14,000 principal. The $17,429 excess of the $31,429 fair value of the 19,048 shares over the $14,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 11, 2022, the Company issued a noteholder 19,048 shares of common stock in satisfaction of $15,000 principal. The $10,714 excess of the $25,714 fair value of the 19,048 shares over the $15,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 13, 2022, the Company issued a noteholder 21,361 shares of common stock in satisfaction of $15,700 principal. The $13,137 excess of the $28,837 fair value of the 21,361 shares over the $15,700 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 18, 2022, the Company issued a noteholder 22,132 shares of common stock in satisfaction of $16,267 principal. The $10,291 excess of the $26,558 fair value of the 22,132 shares over the $16,267 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 19, 2022, the Company issued a noteholder 23,537 shares of common stock in satisfaction of $17,300 principal. The $7,414 excess of the $24,714 fair value of the 23,537 shares over the $17,300 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On October 28, 2022, the Company issued Bill Edmonds 133,333 shares of common stock in satisfaction of $100,000 of personal loans and other compensation.

On October 28, 2022, the Company issued David Bradford 133,333 shares of common stock in satisfaction of $100,000 of personal loans and other compensation.

On October 28, 2022, the Company issued Lloyd Spencer 131,829 shares of common stock in satisfaction of $98,872 of personal loans and other compensation.

On November 21, 2022, the Company issued a noteholder 44,286 shares of common stock in satisfaction of $22,200 principal. The $37,890 excess of the $60,090 fair value of the 44,286 shares over the $22,200 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On November 21, 2022, the Company issued a noteholder 41,905 shares of common stock in satisfaction of $22,000 principal. The $34,571 excess of the $56,571 fair value of the 41,905 shares over the $22,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On November 28, 2022, the Company issued a noteholder 41,905 shares of common stock in satisfaction of $9,081.05 principal. The $2,450 excess of the $11,531 fair value of the 41,905 shares over the $9,081 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On December 6, 2022, the Company issued a noteholder 49,873 shares of common stock in satisfaction of $15,710 principal. The $14,214 excess of the $29,924 fair value of the 49,873 shares over the $15,710 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On December 6, 2022, the Company issued a noteholder 44,286 shares of common stock in satisfaction of $18,600 principal. The $7,971 excess of the $26,571 fair value of the 44,286 shares over the $18,600 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

On December 19, 2022, the Company issued a noteholder 53,968 shares of common stock in satisfaction of $17,000 principal. The $7,286 excess of the $24,286 fair value of the 53,968 shares over the $17,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2022.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

Preferred Stock

For the six months ended June 30, 2023

None

For the year ended December 31, 2022

On November 30, 2022, the Company issued 21,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $21,000 loans payable to Mr. Edmonds.

The number of preferred shares authorized with a par value of $0.0001 per share at June 30, 2023 and December 31, 2022 was 5,000,000 and 5,000,000, respectively. At June 30, 2023 and December 31, 2022, there were 52,000 and 52,000 shares of preferred stock issued and outstanding, respectively.

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2020	-	53	53
Warrants expired on February 19, 2021	-	(20)	(20)
Warrants expired on March 16, 2021	-	(33)	(33)
Warrant issued on July 2, 2021 (i)	-	3,333	3,333
Cashless exercise of warrant on September 21, 2021(i)	-	(3,333)	(3,333)
Two warrants issued on October 14, 2021 (ii)	-	88,889	88,889
Balance, December 31, 2021	-	88,889	88,889
2022 Option/Warrant Activity	-	-	-
Balance, December 31, 2022	-	88,889	88,889
2023 Option/Warrant Activity	-	-	-
Balance, March 31, 2023	-	88,889	88,889
2023 Option/Warrant Activity(iii)	-	(44,444)	(44,444)
Balance, June 30, 2023	-	44,445	44,445

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”). As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $30.00 per share for a term of 5-years. On September 21, 2021, the Company issued Labrys 3,008 shares of common stock as a cashless exercise of the warrant.

(ii)

On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 per share for a term of 5-years. The Company agreed to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 14 days of the execution of the NPA. The Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on October 28, 2021 and declared effective on November 10, 2021. The transaction closed on October 19, 2021.

(iii)	On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

The following table summarizes information about warrants outstanding as of June 30, 2023:

Description	Number Outstanding At June 30, 2023	Exercise Price	Expiration Date

Warrants issued October 14, 2021	44,445	22.50	October 14, 2026
Total	44,445

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE J - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the difference are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023 (Unaudited)	June 30, 2022 (Unaudited)	June 30, 2023 (Unaudited)	June 30, 2022 (Unaudited)
Expected tax at 21%	$(223,244)	$(141,452)	$(267,454)	$(245,907)
Non-deductible stock-based compensation	179,387	6,179	179,387	36,683
Non-deductible (non-taxable) derivative liability expense (income)	(2,099)	17,454	(3,667)	(129,079)
Non-deductible amortization of debt discounts	-	56,592	2,625	178,972
Non-deductible loss on conversions of notes payable and accrued interest	4,809	17,869	11,509	48,523
Increase (decrease) in Valuation allowance	41,147	43,358	77,600	110,808
Provision for (benefit from) income taxes	$-	$-	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of June 30, 2023 and December 31, 2022 will be realized. Accordingly, the Company has provided a 100% and 100% allowance against the deferred tax asset in the financial statements at June 30, 2023 and December 31, 2022. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at June 30, 2023 for the years 2003 to 2017 expires in varying amounts from year 2023 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE K - COMMITMENTS AND CONTINGENCIES

Occupancy

Corporate Office

Our current office space is located at 260 Edwards Plz Suite 21266, Saint Simons Island, Georgia 31522 pursuant to a month-to-month lease.

Amwaste Operations

In conjunction with the Amwaste Acquisition, the Company acquired two storage yards under month-to-month leases. The first storage yard is located at 4150 Whitlock St., GA 31520 and the monthly rent is $500. The second storage yard is located at 288 North Harrington Street, St. Simons Island, GA 31522 and the monthly rent is $ 100.

Lyell Operations

In conjunction with the Lyell Acquisition, the Company acquired an office under a month-to-month lease that is located at 211 Shady Grove Rd, 1ashville, TN 37214 and the monthly rent is $2,000.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan (ISP), the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. On December 31, 2022, the Company once again extended Mr. Bradford’s employment agreement, this time for a period of three years. For the six months ended June 30, 2023 and 2022, compensation to Mr. Bradford expensed under the above employment agreement was $21,000 and $21,000, respectively. As of June 30, 2023 and December 31, 2022, accrued compensation due Mr. Bradford was $48,250 and $27,250, respectively. As of June 30, 2023 and December 31, 2022, the deferred compensation balance due Mr. Bradford was $0 and $0, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. On December 31, 2022, the Company once again extended Mr. Edmonds’ employment agreement, this time for a period of three years. As of June 30, 2023 and December 31, 2022, the deferred compensation balance due Mr. Edmonds was $98,813 and $95,429, respectively. As of June 30, 2023 and December 31, 2022 the accrued board salary balance due Mr. Edmonds was $15,000 and $5,000, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 333 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 4,020 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 113 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the six months ended June 30, 2023 and 2022, compensation to Mr. Spencer expensed under the employment agreement was $21,000 and $21,000, respectively. . As of June 30, 2023 and December 31, 2022, the accrued cash compensation due Mr. Spencer was $31,500 and $10,500, respectively. As of June 30, 2023 and December 31, 2022, the accrued board salary balance due Mr. Spencer was $15,000 and $5,000, respectively. On December 31, 2022 the Company extended Mr. Spencer’s employment agreement for a three-year period.

On March 14, 2022, Lloyd T. Spencer, the Company’s Chief Executive Officer, Secretary and Director, resigned in his position as Chief Executive Officer. Mr. Spencer retained his roles as Secretary and Director. On March 14, 2022, upon the resignation of Mr. Spencer as the Company’s Chief Executive Officer, the Board of Directors appointed Bill Edmonds as its new Chief Executive Officer. Mr. Edmonds retained his prior roles as interim Chief Financial Officer and Chairman of the Board of Directors. On March 14, 2022, the Board of Directors appointed David Bradford to President. Mr. Bradford retained his prior role as Chief Operating Officer.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At June 30, 2023, the accrued compensation due Mr. Spencer under this agreement was $15,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At June 30, 2023, the accrued compensation due Mr. Edmonds under this agreement was $15,000.

Major Customer

For the six month period ended June 30, 2023, and full year ended December 31, 2022, one customer accounted for 9.3% and 19% respectively of the Company’s revenues.

Legal

As indicated in NOTE E – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,566,081, which are mostly past due and remain unpaid by Deep Green. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018.

On January 1, 2023, the Company received notification of a complaint filed in the Supreme Court of the State of New York by Owen May and MD Global. The complaint alleges “breach of contract, conversion, fraud, and securities fraud related to misconduct, failure to perform, theft, and deceit and intentional misrepresentations done with scienter about securities by Deep Green Waste & Recycling and Lloyd T Spencer”. The complaint seeks $350,000.00 in compensatory damages, and $3,500,000.00 in punitive damages. The Company believes the complaint to be wholly without merit and has filed to dismiss the case.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2023, we had cash of $30,295, current assets of $140,283, current liabilities of $5,079,628 and an accumulated deficit of $13,645,026. For the six months ended June 30, 2023 and 2022, we used cash from operating activities of $120,236 and $180,186, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

NOTE L - GOING CONCERN UNCERTAINTY (continued)

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through August 2024.

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

NOTE M – SUBSEQUENT EVENTS

On July 31, 2023, Lyell Environmental Services, Inc (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). These agreements will provide operating capital for a large 5-month project. The combined loan amount is $750,000 and the purchase amount is $500,000. The project started on July 31, 2023 and is expected to be complete in December of 2023. The agreements provide that the $500,000 total proceeds of the two notes are to be received (1) $250,000 on July 31, 2023, (2) $150,000 on August 14, 2023 and (3) $100,000 to on September 6, 2023 and that the $750,000 total repayments of the two notes are due and payable (1) $100,000 on October 9, 2023, (2) $200,000 on November 6, 2023, (3) $200,000 due on December 4, 2023 and (4) $250,000 on January 8, 2024. The notes are secured by a first priority security interest in collateral specified in related Security Agreements and as further guaranteed by the Company (parent company of Lyell).

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

Discussion for the three months ended June 30, 2023 and June 30, 2022 (Unaudited):

Results of Operations:

	June 30, 2023	June 30, 2022	$ Change
Gross revenue	$233,347	$207,874	$25,473
Cost of Sales	59,826	75,839	(16,013)
Gross Profit	173,521	132,035	41,486
Operating expenses	1,168,192	341,182	827,010
Operating (Loss)	(994,671)	(209,147)	(785,524)
Other Income (Expense)	(68,394)	(464,434)	396,040
Net Income (Loss)	(1,063,064)	(673,581)	(389,483)
Net loss per share - basic and diluted	$(0.79)	$(0.08)	$(0.71)

Revenues

For the three months ended June 30, 2023 and 2022, we generated $233,347 and $207,874 revenue, respectively.

Cost of Sales

Our cost of sales were $59,826 and $75,839 for the three months ended June 30, 2023 and 2022, respectively.

Gross Profit

Our gross profit was $173,521 and $132,035 for the three months ended June 30, 2023 and 2022, respectively.

Operating expenses

Our operating expenses were $1,168,192 and $341,182 for the three months ended June 30, 2023 and 2022, respectively.

Operating Loss

Our operating loss was $994,671 and $209,147 for the three months ended June 30, 2023 and 2022, respectively

We anticipate that our cost of revenues will increase in 2023 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

Other Income (Expense)

Other expense decreased to $68,394 for the three months ended June 30, 2023. Other expense was $464,434 for the three months ended June 30, 2022 and included interest expense of $296,228 and derivative liability gain of $83,117.

Net Income (Loss) from Operations

The Company’s loss from operations decreased to $1,063,064 for the three months ended June 30, 2023 from $673,581 in 2022, an increase of $387,483.

Discussion for the six months ended June 30, 2023 and June 30, 2022 (Unaudited):

Results of Operations:

	June 30, 2023	June 30, 2022	$ Change
Gross revenue	$412,110	$427,615	$(15,505)
Cost of Sales	131,271	169,703	(38,432)
Gross Profit	280,839	257,912	22,927
Operating expenses	1,469,867	895,531	574,336
Operating (Loss)	(1,189,028)	(601,619)	(587,409)
Other Income (Expense)	(84,561)	(569,368)	484,807
Net Income (Loss)	(1,273,589)	(1,170,987)	(102,602)
Net loss per share - basic and diluted	$(0.98)	$(0.26)	$(0.72)

Revenues

For the six months ended June 30, 2023 and 2022, we generated $412,110 and $427, 615 revenue, respectively.

Cost of Sales

Our cost of sales were $131,271 and $169,703 for the six months ended June 30, 2023 and 2022, respectively.

Gross Profit

Our gross profit was $280,839 and $257,912 for the six months ended June 30, 2023 and 2022, respectively.

Operating expenses

Our operating expenses were $1,469,867 and $895,531 for the six months ended June 30, 2023 and 2022, respectively.

We anticipate that our cost of revenues will increase in 2023 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

Loss from Operations

The Company’s loss from operations increased to $1,189,028 for the six months ended June 30, 2023 from $601,619 in 2022, an increase of $587,409.

Other Income (Expense)

Other income (expense) decreased to ($84,561) for the six months ended June 30, 2023. Other income (expense) was ($569,368) for the six months ended June 30, 2022.

Net Loss

For the six months ended June 30, 2023, our net loss increased to $1,273,589 from $ 1,170,987 in 2022, resulting in an increase of $102,602.

Liquidity and Capital Resources

At June 30, 2023, we had current assets of $140,283 and current liabilities of $5,079,628 resulting in negative working capital of $4,939,345, of which $3,053,696 was accounts payable and $163,487 was included in accrued interest. At June 30, 2023, we had total assets of $1,196,129 and total liabilities of $5,079,628 resulting in stockholders’ deficit of $3,883,499.

At December 31, 2022, we had current assets of $229,837 and current liabilities of $4,998,447 resulting in negative working capital of $4,768,610, of which $3,090,211 was accounts payable and $95,429 was included in deferred compensation. At December 31, 2022, we had total assets of $1,440,479 and total liabilities of $4,998,447 resulting in stockholders’ deficit of $3,557,968.

Accounts Payable

At June 30, 2023, the Company had accounts payable of $3,053,696 that consisted of $487,615 in default judgments due to prior vendors, $2,337,107 due to vendors for materials and services and $228,974 due for credit card obligations.

At December 31, 2022, the Company had accounts payable of $3,079,480 that consisted of $487,615 in default judgments due to prior vendors, $2,390,290 due to vendors for materials and services and $212,306 due for credit card obligations.

Debt

At June 30, 2023, the Company had outstanding convertible notes payable $784,288 as well as secured notes and other loans from officers of $175,565. Please see NOTE G – DEBT for further information.

At December 31, 2022, the Company had outstanding debt of $1,399,069 that consisted of $800,818 of convertible debt, $598,2551 in a short term notes, short-term capital lease and loans payable to officers and directors. Please see NOTE G – DEBT for further information.

Capital Raising

For the three months ended June 30, 2023 and the twelve months ended December 31, 2022, the Company raised $40,000 and $164,498 through the issuance of Convertible Promissory Notes or loans from officers, respectively.

Cash on Hand

Our cash on hand as of June 30, 2023 and December 31, 2022 was $30,295 and $36,619, respectively.

Satisfaction of Outstanding Liabilities

As of June 30, 2023, the Company has a liability of $487,615 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. Please see NOTE M - GOING CONCERN UNCERTAINTY for further information.

Debt

Our Debt was $616,916 and $598,251 at June 30, 2023 and December 31, 2022, respectively. Included within the Debt was the following at June 30, 2023 In addition, (i) $387,535 due under Factor agreement with AEC Yield Capital, LLC and Notice of Default; and (ii) $5,574 due under a short-term capital lease; and (iii) $84,281 as loans payable to officers; and $49,179 due to former owner and (iv) $99,803 in other debt. Please see NOTE G – DEBT for further information.

Convertible Notes

On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021 As of December 31, 2022, $592,004 principal plus $0 interest were due on the Quick Capital Note.

On June 4, 2021, the Company issued Quick Capital, LLC (“Quick”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Fifty Thousand and NO/100 Dollars ($150,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 4, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and Quick also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 20,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay Quick certain payments for such failures. The transaction closed on June 8, 2021. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.

On June 4, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of One Hundred Fifty Thousand and NO/100 Dollars ($150,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 4, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 20,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on June 8, 2021. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.

On March 2, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Fifty Thousand and NO/100 Dollars ($50,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (March 2, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. The transaction closed on March 9, 2021. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.

On February 5, 2021, the Company issued GPL Ventures, LLC (“GPL”) a Convertible Promissory Note (the “Note”) in the amount of Seventy-Five Thousand and NO/100 Dollars ($75,000). The Note is convertible, in whole or in part, at any time and from time to time before maturity (February 5, 2022) at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.01 or b) Sixty Percent (60%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. “Trading Price” means, for any security as of any date, any trading price on the OTC Markets, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). The Note has a term of one (1) year and bears interest at 10% annually. The Company and GPL also entered into a Registration Rights Agreement (“RRA”) that provided for the Company to file a Registration Statement with the SEC covering the resale of up to 10,000,000 shares underlying the Note and to have filed such Registration Statement within 30 days of the RRA. In the event that the Company doesn’t maintain the registration requirements provided for in the RRA, the Company is obligated to pay GPL certain payments for such failures. Please see NOTE H – CONVERTIBLE NOTES PAYABLE for further information.

Cash Flows

We had net cash used in operating activities for the six months ended June 30, 2023 and 2022 of $120,236 and $185,509, respectively.

We had net cash provided in investing activities for the six months ended June 30, 2023 and 2022 of $51,585 and $0, respectively.

We had net cash provided by financing activities for the six months ended June 30, 2023 and 2022 of $62,330 and $158,498, respectively.

Required Capital Over the Next Twelve Months

We expect to incur losses from operations for the near future. We believe we will have to raise an additional $1,000,000 to expand our operations over the next twelve months, including roughly $50,000 to remain current in our filings with the SEC. The additional funds will be utilized for hiring ancillary staff and key personnel, corporate website and SEO development, acquisition(s) in the waste and recycling management sector and day-to-day operations.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the six months ended June 30, 2023 and fiscal year ended December 31, 2022, the Company issued and/or sold the following unregistered securities:

Common Stock

For the six months ended June 30, 2023

On January 4, 2023, the Company issued a noteholder 57,270 shares of common stock in satisfaction of $13,530 principal. The $20,832 excess of the $34,362 fair value of the 57,270 shares over the $13,530 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2023.

On January 23, 2023, the Company issued a noteholder 59,048 shares of common stock in satisfaction of $15,500 principal. The $11,071 excess of the $26,571 fair value of the 59,048 shares over the $15,500 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2023.

On June 20, 2023, the Company effectuated a 1 for 1,500 shares reverse split which reduced the issued and outstanding shares of common stock from 1,896,216,952 shares to 1,264,165 shares. The accompanying financial statements have been retroactively restated to reflect this reverse split stock.

On June 20, 2023, the Company issued a total of 7,270,000 shares of common stock (6,000,000 were issued to the three officers of the Company, 1,270,000 to five key employees of the Company) for services rendered. The $854,225 fair value of the 7,270,000 common shares was charged to operating expenses in the three months ended June 30, 2023.

On June 20, 2023, 280,000 shares of common stock were issued to a consultant for work previously performed. The $22,900 excess of the $32,900 fair value of the 280,000 shares over the $10,000 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2023.

Preferred Stock

For the six months ended June 30, 2023

None

For the year ended December 31, 2022

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

Date: September 1, 2023

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Lloyd Spencer
Lloyd Spencer
President
(Principal Executive Officer)

