Form 10-Q
period 2023-09-30
Deep Green Waste & Recycling, Inc.
filed 2023-11-22
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 10, 2023, there were 8,814,613 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

4

PART I

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$206,679	$36,616
Accounts receivable, net of allowance for doubtful accounts of $26,357 at September 30, 2023 and $13,453 at December 31, 2022	842,990	170,954
Prepaid expenses and other current assets	18,010	22,267
Total current assets	1,067,679	229,837

Property and equipment, net	145,847	179,113
Goodwill and Intangible assets, net	836,052	1,024,529
Deposits	7,000	7,000
Total other assets	988,899	1,210,642
Total assets	$2,056,578	$1,440,479

LIABILITIES

Current liabilities:
Current portion of debt	$631,032	$598,251
Secured notes and convertible notes payable, net of debt discounts of $156,250 and $12,500 at September 30, 2023 and December 31, 2022, respectively	1,378,038	800,818
Accounts payable	3,051,558	3,090,211
Accrued expenses	224,069	99,869
Deferred compensation	100,519	95,429
Accrued interest	169,487	138,173
Customer deposits payable	62,986	62,986
Derivative liability	548,478	112,710
Total current liabilities	6,166,167	4,998,447

Long-term liabilities:
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	6,166,167	4,998,447

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 and $0.0001 par value; 3,000,000,000 and 3,000,000,000 and shares authorized; 8,814,613 and 1,147,827 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$881	$115
Preferred Stock, $0.0001 and $0.0001 par value, $1 and $1 per share stated value, 5,000,000 and 5,000,000 shares authorized; 52,000 and 52,000 shares of Series B Convertible Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	52,000	52,000
Additional paid-in capital	9,708,646	8,761,364
Accumulated deficit	(13,871,116)	(12,371,437)

Total stockholders’ deficit	(4,109,589)	(3,557,968)

Total liabilities and stockholders’ deficit	$2,056,578	$1,440,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$902,987	$368,512	$1,315,097	$796,127

Total revenues	902,987	368,512	1,315,097	796,127

Cost of revenues	157,659	130,809	288,930	300,512
Gross margin	745,328	237,703	1,026,167	495,615

Operating expenses:
Selling, general and administrative, including stock based compensation of $0, $0, $149,225 and $0, respectively.	212,522	195,903	687,990	570,896
Officers and directors’ compensation (including stock-based compensation of $0, $748, $705,000 and $147,333 respectively)	84,900	31,748	880,700	249,933
Professional and consulting (including stock-based compensation of $0, $0, $0 and $28,098 respectively)	25,820	11,170	76,513	107,266
Provision for doubtful accounts	21,488	-	22,079	25,000
Depreciation and Amortization	73,387	73,388	220,162	218,645
Total operating expenses	417,577	312,209	1,887,444	1,171,740

Operating income (loss)	327,751	(74,506)	(861,277)	(676,125)

Other (expense) income:
Derivative liability income (expense)	(453,228)	482,191	(435,768)	1,096,851
Loss on conversions of debt	-	(58,763)	(54,803)	(289,824)
Gain on asset disposal	1,094	-	44,659	-
Interest expense (including amortization of debt discounts of 93,750, $208,344, $106,250 and $1,060,598 respectively)	(102,056)	(213,615)	(192,839)	(1,166,582)
Other	349	(4,360)	349	(4,360)
Total other (expense) income	(553,841)	205,453	(638,402)	(363,915)
Net income (loss)	$(226,090)	$130,947	$(1,499,679)	$(1,040,040)
Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$(0.026)	$0.392	$(0.394)	$(3.634)
Weighted average number of common shares outstanding – basic and diluted	8,814,613	333,810	3,802,536	286,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Unaudited)

For the three and nine months ended September 30, 2023:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2022	52,000	$52,000	1,147,827	$115	$8,761,354	$(12,371,437)	$(3,557,968)
Issuance of common stock in satisfaction of notes payable and accrued interest			116,318	11	60,922		60,933
Net loss for the three months ended March 31, 2023	-	-				(210,524)	(210,524)
Balances at March 31, 2023	52,000	$52,000	1,264,145	$126	$8,822,276	$(12,581,961)	$(3,707,559)
Issuance of common stock incentives for officers and directors	-	-	6,000,000	600	704,400	-	705,000
Issuance of common stock incentives for employees	-	-	1,270,000	127	149,098	-	149,225
Issuance of common stock in satisfaction of consulting services	-	-	280,000	28	32,872	-	32,900
Net loss for the three months ended June 30, 2023	-	-	-	-	-	(1,063,065)	(1,063,065)
Balances at June 30, 2023	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,645,026)	$(3,883,499)
Issuance of common stock incentives for officers and directors	-	-	-	-	-	-	-
Issuance of common stock incentives for employees	-	-	-	-	-	-	-
Issuance of common stock in satisfaction of consulting services	-	-	-	-	-	-	-
Net loss for the three months ended September 30, 2023	-	-	-	-	-	(226,090)	(226,090)
Balances at September 30, 2023	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,871,116)	$(4,109,589)

For the three and nine months ended September 30, 2022:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2022	31,000	$31,000	164,677	$16	$6,840,621	$(11,177,216)	$(4,305,579)
Issuance of common stock relating to officer employment agreement	-	-	1,360	-	20,400	-	20,400
Issuance of common stock for consulting services	-	-	1,480	-	14,652	-	14,652
Issuance of common stock incentives for officers and directors	-	-	14,666	2	143,098	-	143,100
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	88,706	9	701,562	-	701,571
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(497,406)	(497,406)
Balances at March 31, 2022	31,000	$31,000	270,889	$27	$7,720,333	$(11,674,622)	$(3,923,262)
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	38,397	4	205,671	-	205,675
Issuance of common stock for consulting services	-	-	2,892	-	13,446	-	13,446
Net loss for the three months ended June 30, 2022	-		-	-	-	(673,581)	(673,581)
Balances at June 30, 2022	31,000	$31,000	312,178	$31	$7,939,450	$(12,348,203)	$(4,377,722)
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	78,263	8	178,755	-	178,763
Net loss for the three months ended September 30, 2022	-		-	-	-	130,947	130,947
Balances at September 30, 2022	31,000	$31,000	390,444	$39	$8,118,205	$(12,217,256)	$(4,068,012)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	September 30, 2023	September 30, 2022

OPERATING ACTIVITIES:
Net income (loss) for the period	$(1,499,679)	$(1,040,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	220,162	218,645
Gain on asset disposition	(44,659)	-
Provision for doubtful accounts	22,079	25,000
Amortization of debt discounts	106,250	1,060,598
Derivative liability (income) expense	435,768	(1,096,851)
Loss on conversions of debt	54,803	289,824
Stock-based compensation	854,225	175,431
Changes in operating assets and liabilities:
Accounts receivable	(694,115)	(38,894)
Prepaid expenses and other current assets	4,257	5,908
Accounts payable	(33,988)	(10,221)
Accrued expenses	124,200	67,638
Deferred compensation	5,090	4,973
Accrued interest	31,314	121,672
Net cash used in operating activities	(414,293)	(216,317)

INVESTING ACTIVITIES:
Proceeds from disposition of asset	51,585	-
Net cash provided in investing activities	51,585	-

FINANCING ACTIVITIES:
Proceeds from secured notes and convertible notes payable	500,000	300,000
Increase (decrease) in other debt	32,781	20,664
Repayment of note issued in Lyell Acquisition	-	(140,000)
Net cash provided by (used in) financing activities	532,781	180,664

NET INCREASE (DECREASE) IN CASH	170,073	(35,653)

CASH, BEGINNING OF PERIOD	36,606	36,619

CASH, END OF PERIOD	$206,679	$966

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$8,980
Income taxes	$-	$-
Non-Cash investing and financing activities:
Initial derivative liability charged to debt discounts	-	-
Issuance of common stock to directors for accrued compensation	$-	$20,400
Issuance of common stock in satisfaction of debt:
Fair Value of Common Stock Issued	$60,933	$1,086,009
Notes Payable Satisfied	(29,030)	(717,315)
Accrued Interest Satisfied	-	(78,870)
Loss on conversions of notes payable	$31,903	$289,824

Issuance of common stock in satisfaction of consulting services accounts payable:
Fair Value of Common Stock Issued	$32,900	$-
Accounts Payable Satisfied	(10,000)	-
Loss on satisfaction of accounts payable	$22,900	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

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

For the three and nine months ended September 30, 2023 and 2022

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

Securities Purchase Agreement

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 667 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 667 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92. The Promissory Note has a balance of $49,179 at September 30, 2023, bears interest at 7% per annum and was due on December 18, 2021. The transaction closed on October 19, 2021. LES provides asbestos removal and other remediation services to customers.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE A – ORGANIZATION (continued)

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2023. These financial statements should be read in conjunction with that report.

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

For the three and nine months ended September 30, 2023 and 2022

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2023 and December 31, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the three and nine months ended September 30, 2023 and 2022

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through September 30, 2023, the Company has not experienced impairment losses on its long-lived assets.

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

Trucks	5 years
Containers	5 years
Software	2 - 3 Years
Office Equipment	3 - 7 Years
Furniture and Fixtures	8 Years
Waste and Recycling Equipment	5 Years
Leasehold Improvements	Varies by Lease

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

For the three and nine months ended September 30, 2023 and 2022

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

For the three and nine months ended September 30, 2023 and 2022

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

For the three and nine months ended September 30, 2023 and 2022

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

NOTE C - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	September 30, 2023 (Unaudited)	December 31, 2022
Office equipment	$54,286	$47,845
Waste and Recycling Equipment	303,159	322,409
Total	357,445	370,254

Accumulated depreciation and amortization	(211,598)	(191,141)

Net	$145,847	$179,113

For the nine months ended September 30, 2023 and 2022, depreciation of property and equipment was $31,686 and $34,085, respectively.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets consist of the following at:

	September 30, 2023 (Unaudited)	December 31, 2022
Customer list and convenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Service, Inc. closed on October 19,2021	$1,083,333	$1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	134,925	134,925
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	109,000	109,000
Total	1,327,258	1,327,258

Accumulated amortization	(491,206)	(302,730)

Net	$836,052	$1,024,529

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS (continued)

The customer lists and covenants not to compete are being amortized using the straight-line method over their estimated useful lives of five years. For the nine months ended September 30, 2023 and 2022, amortization of intangible assets expense was $188,476 and $184,560, respectively.

At September 30, 2023, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2023 (excluding the nine months ended September 30, 2023)	$59,617
2024	238,467
2025	238,467
2026	164,576
2027	-
Thereafter	-
Total	$701,127

NOTE E – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	September 30, 2023 (Unaudited)	December 31, 2022
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,338,642	2,390,290
Credit card obligations	225,301	212,306

Total	$3,051,558	$3,090,211

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

NOTE F – DEBT

Debt consists of the following at:

	September 30, 2023 (Unaudited)	December 31, 2022
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	$387,535	$387,535
Short-term capital lease	5,574	5,574
Note issued in Lyell acquisition	49,179	49,179
Loans payable to officers, interest at 8%, due on demand	37,548	37,547
Sales Tax Payable and payroll tax withholdings and liabilities	21,490	22,526
Due to seller of Lyell	42,104	42,104
Note payable to short term funding company	41,067	36,725
Note payable to officer, interest at 15% per annum, due on demand	46,535	17,061
Total	631,032	598,251
Current portion of debt	(631,032)	(598,251)
Long-term portion of debt	$-	$-

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE G – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE

Secured Notes and Convertible Notes Payable consist of:

	September 30, 2023 (Unaudited)	December 31, 2022
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021. (i)	$189,388	$202,918
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021. (ii)	219,900	235,400
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2022– (iii)	187,500	181,250
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2022– (iii)	187,500	181,250
Secure Promissory Note payable to Quick Capital, LLC: issue date July 25, 2023 – net of unamortized debt discount of $78,125 at September 30, 2023(iv)	296,875	-
Secure Promissory Note payable to BHP Capital NY Inc.: issue date July 25, 2023 – net of unamortized debt discount of $78,125 at September 30, 2023(iv)	296,875	-

Total	$1,378,038	$800,818

(i)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021 As of September 30, 2023, $189,388 principal plus $0.00 interest were due on the Quick Capital Note due October 14, 2022.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021. As of September 30, 2023, $219,900 principal plus $0.00 interest were due on the BHP note due October 14, 2022. On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE G – CONVERTIBLE NOTES PAYABLE (continued)

(iii)	On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of One Hundred Eighty-Seven Thousand Five Hundred and NO/100 Dollars ($187,500). The Notes have a term of one (1) year (“Maturity Date” of February 28, 2023) and shall have a one-time interest charge of ten percent (10%). The Borrower is to repay each Note with monthly payments as follows: (i) beginning on the four-month anniversary of the issue date, the Borrower is to pay $4,489.92 per month for months four through eleven, and (ii) then a balloon payment in the amount of $170,330.64 on the Maturity Date. The Notes are convertible into shares of Common Stock at any time after an Event of Default in any portion at the Default Conversion Price, in the sole discretion of the Holder. The “Default Conversion Price” shall mean $0.75 per share. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The transactions closed on March 2, 2022. On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

(iv)	On July 31, 2023, Lyell Environmental Services, Inc (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). These agreements are to provide operating capital for a large 5-month project. The combined loan amount is $750,000 and the purchase amount is $500,000. The project started on July 31, 2023 and is expected to be complete in December of 2023. The agreements provide that the $500,000 total proceeds of the two notes are to be received (1) $250,000 on July 31, 2023, (2) $150,000 on August 14, 2023 and (3) $100,000 to on September 6, 2023 and that the $750,000 total repayments of the two notes are due and payable (1) $100,000 on October 9, 2023, (2) $200,000 on November 6, 2023, (3) $200,000 due on December 4, 2023 and (4) $250,000 on January 8, 2024. The notes are secured by a first priority security interest in collateral specified in related Security Agreements and as further guaranteed by the Company (parent company of Lyell).

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE H - DERIVATIVE LIABILITY

The derivative liability at September 30, 2023 and December 31, 2022 consisted of:

	September 30, 2023 (Unaudited)	December 31, 2022
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE G – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.	$548,478	$52,179
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE G – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.	-	60,531

Total	$548,478	$112,710

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

The fair value of the derivative liability was measured at the respective issuance date and at September 30, 2023 and December 31, 2022 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2023 were (1) stock price of $0.0602 per share, (2) conversion price of $0.01547 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 5.55%. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2022 were (1) stock price of $0.30 per share, (2) conversion price of $0.2625 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 4.12%.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

At September 30, 2023 and December 31, 2022, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

On November 30, 2022, the Company issued 21,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $21,000 of a note payable to Bill Edmonds

At September 30, 2023 and December 31, 2022, there were 52,000 and 52,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

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

Common Stock and Preferred Stock Issuances

For the nine months ended September 30, 2023 and fiscal year ended December 31, 2022, the Company issued and/or sold the following securities:

Common Stock

For the nine months ended September 30, 2023

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

Preferred Stock

For the nine months ended September 30, 2023

None

For the year ended December 31, 2022

On November 30, 2022, the Company issued 21,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $21,000 loans payable to Mr. Edmonds.

The number of preferred shares authorized with a par value of $0.0001 per share at September 30, 2023 and December 31, 2022 was 5,000,000 and 5,000,000, respectively. At September 30, 2023 and December 31, 2022, there were 52,000 and 52,000 shares of preferred stock issued and outstanding, respectively.

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2020	-	53	53
Warrants expired on February 19, 2021	-	(20)	(20)
Warrants expired on March 16, 2021	-	(33)	(33)
Warrant issued on July 2, 2021 (i)	-	3,333	3,333
Cashless exercise of warrant on September 21, 2021(i)	-	(3,333)	(3,333)
Two warrants issued on October 14, 2021 (ii)	-	88,889	88,889
Balance, December 31, 2021	-	88,889	88,889
2022 Option/Warrant Activity	-	-	-
Balance, December 31, 2022	-	88,889	88,889
2023 Option/Warrant Activity	-	-	-
Balance, March 31, 2023	-	88,889	88,889
2023 Option/Warrant Activity(iii)	-	(44,444)	(44,444)
Balance, June 30, 2023	-	44,445	44,445
2023 Option/Warrant Activity	-	-	-
Balance, September 30, 2023	-	44,445	44,445

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”). As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $30.00 per share for a term of 5-years. On September 21, 2021, the Company issued Labrys 3,008 shares of common stock as a cashless exercise of the warrant.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (continued)

The following table summarizes information about warrants outstanding as of September 30, 2023:

Description	Number Outstanding At September 30, 2023	Exercise Price	Expiration Date

Warrants issued October 14, 2021	44,445	22.50	October 14, 2026
Total	44,445

NOTE J - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the differences are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023 (Unaudited)	September 30, 2022 (Unaudited)	September 30, 2023 (Unaudited)	September 30, 2022 (Unaudited)
Expected tax at 21%	$(47,479)	$27,499	$(314,933)	$(218,408)
Non-deductible stock-based compensation	-	157	179,387	36,841
Non-deductible (non-taxable) derivative liability expense (income)	95,178	(101,260)	91,511	(230,339)
Non-deductible amortization of debt discounts	-	43,752	2,625	222,726
Non-deductible loss on conversions of notes payable and accrued interest	-	12,340	11,509	60,863
Increase (decrease) in Valuation allowance	(47,699)	17,512	29,901	128,317
Provision for (benefit from) income taxes	$-	$-	$-	$-

All tax years subsequent to 2019 remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of September 30, 2023 and December 31, 2022 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2023 and December 31, 2022. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at September 30, 2023 for the years 2003 to 2017 expires in varying amounts from year 2023 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

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

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan (ISP), the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. On December 31, 2022, the Company once again extended Mr. Bradford’s employment agreement, this time for a period of three years. For the nine months ended September 30, 2023 and 2022, compensation to Mr. Bradford expensed under the above employment agreement was $31,500 and $31,500, respectively. As of September 30, 2023 and December 31, 2022, accrued compensation due Mr. Bradford was $58,750 and $27,250, respectively. As of September 30, 2023 and December 31, 2022, the deferred compensation balance due Mr. Bradford was $0 and $0, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. On December 31, 2022, the Company once again extended Mr. Edmonds’ employment agreement, this time for a period of three years. As of September 30, 2023 and December 31, 2022, the deferred compensation balance due Mr. Edmonds was $100,519 and $95,429, respectively. As of September 30, 2023 and December 31, 2022 the accrued board salary balance due Mr. Edmonds was $20,000 and $5,000, respectively. As of September 30, 2023 and December 31, 2022 the accrued officer salary balance due Mr. Edmonds was $31,500 and $0, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 333 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 4,020 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares vested 113 shares each month after the Stock Grant date, December 4, 2019, over a three-year period. The number of shares vested shall be adjusted in the event of subsequent stock splits. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the nine months ended September 30, 2023 and 2022, compensation to Mr. Spencer expensed under the employment agreement was $31,500 and $31,500, respectively. As of September 30, 2023 and December 31, 2022, the accrued cash compensation due Mr. Spencer was $42,000 and $10,500, respectively. As of September 30, 2023 and December 31, 2022, the accrued board salary balance due Mr. Spencer was $20,000 and $5,000, respectively. On December 31, 2022 the Company extended Mr. Spencer’s employment agreement for a three-year period.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

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

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At September 30, 2023, the accrued compensation due Mr. Spencer under this agreement was $20,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At September 30, 2023, the accrued compensation due Mr. Edmonds under this agreement was $20,000.

Major Customer

For the nine month period ended September 30, 2023, and full year ended December 31, 2022, one customer accounted for 64% and 19% respectively of the Company’s revenues.

Legal

As indicated in NOTE E – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,563,943, which are mostly past due and remain unpaid by Deep Green. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018.

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

For the three and nine months ended September 30, 2023 and 2022

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of September 30, 2023, we had cash of $206,679, current assets of $1,067,679, current liabilities of $6,166,167 and an accumulated deficit of $13,871,116. For the nine months ended September 30, 2023 and 2022, we used cash from operating activities of $414,293 and $216,317, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through November 2024.

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

Discussion for the three months ended September 30, 2023 and September 30, 2022 (Unaudited):

Results of Operations:

	September 30, 2023	September 30, 2022	$ Change
Gross revenue	$902,987	$368,512	$534,475
Cost of Sales	157,659	130,809	26,850
Gross Profit	745,328	237,703	507,625
Operating expenses	417,577	312,209	105,368
Operating (Loss)	327,751	(74,506)	402,257
Other Income (Expense)	(553,841)	205,453	(759,294)
Net Income (Loss)	(226,090)	130,947	(357,037)
Net loss per share - basic and diluted	$(0.026)	$0.000	$(0.026)

Revenues

For the three months ended September 30, 2023 and 2022, we generated $902,987 and $368,512 revenue, respectively. In August 2023 Lyell began work on a large project located on the Vanderbilt University Medical Campus (VUMC). The $534,475 year-over-year increase is substantially due to this project

Cost of Sales

Our cost of sales were $157,659 and $ 130,809 for the three months ended September 30, 2023 and 2022, respectively. The increase of $26,850 reflects the increase use contracted labor and to some extent an increase of supplies and materials as we started the VUMC project.

Gross Profit

Our gross profit was $745,328 and $ 237,703 for the three months ended September 30, 2023 and 2022, respectively.

Operating expenses

Our operating expenses were $417,577 and $312,209 for the three months ended September 30, 2023 and 2022, respectively. The increase is due to a 2023 $21K non-cash bad debt reserve adjustment and accrued officer salaries.

Operating Loss

Our operating income (loss) was $327,751 and operating loss ($74,506) for the three months ended September 30, 2023 and 2022, respectively

We anticipate that our cost of revenues will increase in 2023 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

Other Income (Expense)

Other expense increased to $553,841 for the three months ended September 30, 2023. This was largely driven by a non-cash derivative valuation adjustment. Other income was $205,453 for the three months ended September 30, 2022 and included interest expense of $213,615 and derivative liability gain of $482,191.

Net Income (Loss) from Operations

The Company’s loss from operations was $226,090 for the three months ended September 30, 2023 compared to an income of $130,947 in for the same period in 2022.

Discussion for the nine months ended September 30, 2023 and September 30, 2022 (Unaudited):

Results of Operations:

	September 30, 2023	September 30, 2022	$ Change
Gross revenue	$1,315,097	$796,127	$518,970
Cost of Sales	288,930	300,512	(11,582)
Gross Profit	1,026,167	495,615	530,552
Operating expenses	1,887,444	1,171,740	715,704
Operating (Loss)	(861,277)	(676,125)	(185,152)
Other Income (Expense)	(638,402)	(363,915)	-274,487
Net Income (Loss)	(1,499,679)	(1,040,040)	(459,639)
Net loss per share - basic and diluted	$(0.394)	$(3.634)	$3.240

Revenues

For the nine months ended September 30, 2023 and 2022, we generated $1,315,097 and $796,127 revenue, respectively. The increase is the result of our 3rd quarter start of the Oxford House project on the Vanderbilt University Medical campus.

Cost of Sales

Our cost of sales were $288,930 and $300,512 for the nine months ended September 30, 2023 and 2022, respectively. Cost of sales are lower than projected due to our ability to leverage assets from our other business AMWASTE. Using these assets mean we are less dependent on outside vendors for waste disposal.

Gross Profit

Our gross profit was $1,026,167 and $495,615 for the nine months ended September 30, 2023 and 2022, respectively.

Operating expenses

Our operating expenses were $1,887,444 and $1,171,740 for the nine months ended September 30, 2023 and 2022, respectively. The year-over-year increase is driven by $705,000 of non-cash stock-based compensation.

We anticipate that our cost of revenues will increase in 2023 and for the foreseeable future as we continue to build out our waste management services and identify acquisition opportunities in the waste and recycling sector.

Loss from Operations

The Company’s loss from operations increased to $846,293 for the nine months ended September 30, 2023 from $676,125 in 2022, an increase of $170,168.

Other Income (Expense)

Other income (expense) declined to ($638,402) for the nine months ended September 30, 2023. Other income (expense) was ($363,915) for the nine months ended September 30, 2022. The decline reflects non-cash derivative adjustments that are required by GAAP to properly value the conversion features of certain notes.

Net Loss

For the nine months ended September 30, 2023, our net loss decreased to $1,499,679 from $1,040,040 in 2022, resulting in an decline of $459,639.

Liquidity and Capital Resources

At September 30, 2023, we had current assets of $1,067,679 and current liabilities of $6,166,167 resulting in negative working capital of $5,098,488, of which $3,051,558 was accounts payable and $169,487 was included in accrued interest. At September 30, 2023, we had total assets of $2,056,578 and total liabilities of $6,166,167 resulting in stockholders’ deficit of $4,109,589.

At December 31, 2022, we had current assets of $229,837 and current liabilities of $4,998,447 resulting in negative working capital of $4,768,610, of which $3,090,211 was accounts payable and $95,429 was included in deferred compensation. At December 31, 2022, we had total assets of $1,440,479 and total liabilities of $4,998,447 resulting in stockholders’ deficit of $3,557,968.

Accounts Payable

At September 30, 2023, the Company had accounts payable of $3,051,558 that consisted of $487,615 in default judgments due to prior vendors, $2,338,423 due to vendors for materials and services and $225,301 due for credit card obligations.

At December 31, 2022, the Company had accounts payable of $3,079,480 that consisted of $487,615 in default judgments due to prior vendors, $2,390,290 due to vendors for materials and services and $212,306 due for credit card obligations.

Debt

At September 30, 2023, the Company had outstanding secured notes and convertible notes payable of $1,378,038 as well as secured notes and other loans from officers of $84,082. Please see NOTE G – DEBT for further information.

At December 31, 2022, the Company had outstanding debt of $1,399,069 that consisted of $800,818 of convertible debt, $598,2551 in a short term notes, short-term capital lease and loans payable to officers and directors. Please see NOTE G – DEBT for further information.

Capital Raising

For the three months ended September 30, 2023 and the twelve months ended December 31, 2022, the Company raised $500,000 and $164,498 through the issuance of Convertible Promissory Notes or loans from officers, respectively.

Cash on Hand

Our cash on hand as of September 30, 2023 and December 31, 2022 was $206,679 and $36,619, respectively.

Satisfaction of Outstanding Liabilities

As of September 30, 2023, the Company has a liability of $487,615 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Debt

Our Debt was $631,032 and $598,251 at September 30, 2023 and December 31, 2022, respectively. Included within the Debt was the following at September 30, 2023 In addition, (i) $387,535due under Factor agreement with AEC Yield Capital, LLC and Notice of Default; and (ii) $5,574 due under a short-term capital lease; and (iii) $84,082 as loans payable to officers; and $42,104 due to former owner and (iv) $6,032 in other debt. Please see NOTE G – DEBT for further information.

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

Cash Flows

We had net cash used in operating activities for the nine months ended September 30, 2023 and 2022 of $423,503 and $ 216,317, respectively.

We had net cash provided in investing activities for the nine months ended September 30, 2023 and 2022 of $0 and $0, respectively.

We had net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 of $593,576 and $180,664, respectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the nine months ended September 30, 2023 and fiscal year ended December 31, 2022, the Company issued and/or sold the following unregistered securities:

Common Stock

For the nine months ended September 30, 2023

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

Preferred Stock

For the nine months ended September 30, 2023

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

Date: November 22, 2023

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Lloyd Spencer
Lloyd Spencer
President
(Principal Executive Officer)

