Form 10-K
period 2023-12-31
Deep Green Waste & Recycling, Inc.
filed 2024-04-22
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Fiscal Year Ended December 31, 2023

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

3524 Central Pike, #310, Hermitage, TN 37076

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value on December 31, 2023 (the last business day of the Company’s most recently completed fourth quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $264,438 The registrant does not have non-voting common stock outstanding.

As of April 15, 2024, there were 8,814,613 shares of the registrant’s common stock outstanding.

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

Research & Development

We had no expenses in Research and Development costs during the years ended December 31, 2023 and 2022.

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

Company Information

We are a Wyoming for-profit corporation. Our corporate address is 3524 Central Pike, #310, Hermitage, TN 37076, our telephone number is (833) 304-7336. The information on our website is not a part of this Annual Report on Form 10-K. The Company’s stock is quoted under the symbol “DGWR” on the OTCQB. The Company’s transfer agent is Transfer Online whose address is 512 SE Salmon St., Portland, OR 97214 and phone number is (503) 227-2950.

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

As we have approximately ten years of corporate operational history and have yet to generate substantial revenue, it is extremely difficult to make accurate predictions and forecasts on our finances. This is compounded by the fact that we operate in both the waste and remediation industries, which are rapidly transforming industries. There is no guarantee that our products or services will remain attractive to potential and current users as these industries undergo rapid change or that potential customers will utilize our services.

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

We anticipate the need to raise approximately $1,000,000 in capital to fund our operations through December 31, 2024 and approximately $3,000,000 over the next 24 months. We expect to use these cash proceeds, primarily for future acquisitions, expansion of our business plan and to remain in full legal and accounting compliance with the SEC. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

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

We may in the future be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. While neither Wyoming law nor our Articles of Incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we have entered into an indemnification agreement with our President and intend to enter into similar agreements with other officers and directors in the future. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

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

The Company’s regular bank accounts each have federal insurance that is limited to a certain amount of coverage. It is anticipated that the account balances in each account may exceed those limits at times. In the event that any of Company’s banks should fail, the Company may not be able to recover all amounts deposited in these bank accounts.

The Company’s business plan is speculative.

The Company’s present business and planned business are speculative and subject to numerous risks and uncertainties. There is no assurance that the Company will generate significant revenues or profits.

The Company will likely incur debt.

The Company has incurred high levels of debt and expects to incur future debt in order to fund operations. As of December 31, 2023, the Company has accounts payable of $ 3,028,385 (of which $487,615 is due under three default judgments), and four outstanding convertible debentures totaling $659,288. Complying with obligations under such indebtedness may have a material adverse effect on the Company and on your investment. There is high risk of default, if the Company is not able to raise additional capital and there is no assurance that the Company will be able to do so. In the event we are unable to pay the amount due under the convertible debenture, the noteholder may at its election convert the note into shares of the Company’s common stock causing significant dilution to our shareholders. In the event we are unable to pay the amount due under our accounts payable, creditors may elect to bring further litigation to protect their claims or perfect their judgments. In the event the Company is not able to satisfy our debt obligations, we may be required to cease operations.

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

Computer, website or information system breakdowns could affect the Company’s business.

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

We estimate that it will cost approximately $150,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

Risk to Our Common Stock and Offering

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB market which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the OTCQB market of the OTC Markets Group, Inc. must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB market. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTCQB market, which may have an adverse material effect on the Company.

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

Authorization of preferred stock.

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. As of December 31, 2023, we have authorized and issued 52,000 shares of Series B Preferred Stock. Please see NOTE I - CAPITAL STOCK for further information.

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

Our stock price may be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our common stock will be compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time. Moreover, the OTCQB market is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected.

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

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTCQB market, but it is the Company’s plan that the common shares be quoted on the OTCQB market. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

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

We are authorized to issue up to 3,000,000,000 shares of common stock, of which 8,814,613 and 1,264,145 shares of common stock are issued and outstanding as of December 31, 2023 and December 31, 2022, respectively. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

As of December 31, 2023, we had (i) four outstanding convertible notes with a total principal amount of $659,288 which is convertible into an indeterminate number of shares of common stock, and (ii) 52,000 shares of our Series B Convertible Preferred Stock convertible into an undetermined number of shares of our common stock. Please see NOTE H – CONVERTIBLE NOTES PAYABLE and NOTE I - CAPITAL STOCK for further information.

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

Our shareholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring shareholder approval will be decided by majority vote. The directors, officers and affiliates of Deep Green Waste beneficially own approximately 99.8% of our outstanding common stock either through direct ownership or through another class of capital stock that may be convertible into shares of our common stock. Due to such significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. Our Chief Executive Officer, Interim Chief Financial Officer and Director, Bill Edmonds, owns all 52,000 issued and outstanding shares of the Company’s Series B Preferred Stock, which has voting rights equal to 20,000 votes for each share of Series B held. As of the date of this filing, Mr. Edmonds would have voting rights equal to 1,042,183,699 shares (1,040,000,000 voting shares through the Series B Preferred Stock and 2,183,699 shares of common stock held) or approximately 99.4 % of the shares available to vote for a matter brought before shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1C.	CYBERSECURITY.

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, our board of directors will oversee any cybersecurity risk management framework and a dedicated committee of our board of directors or an officer appointed by our board of directors will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section.

ITEM 2.	PROPERTIES.

Corporate office

Our current office space is located at 3524 Central Pike, #310, Hermitage, TN 37076. We are currently entered into a 61 month lease and we believe we will be at our current office space for the foreseeable future.

Amwaste operations

In conjunction with the Amwaste Asset Acquisition, the Company acquired two storage yards. The first storage yard is located at 4150 Whitlock St., Brunswick, GA 31520 and the monthly rent is $500.00 The second storage yard is located at 288 North Harrington Rd, St. Simons Island, GA 31522 and the monthly rent is $100. There is storage area located at 7171 Hwy 24, Townville, SC 29689 where Amwaste equipment is often serviced and corporate Deep Green Waste & Recycling documents are archived. That rent is $500 per month and like the aforementioned is rented on month-to-month basis with no formal contract. As of March 18, 2024, the assets of Amwaste were sold to Matter Management for $175,000.

Lyell Environmental Services, Inc. operations

In January 2024, Lyell moved its primary operations from 211 Shady Grove Rd to 3524 Central Pike, Suite 310, Hermitage, Tennessee, 37076. The new lease has a 61 month term with a monthly rent of $5,400 per month with provisions for annual increases.

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

On December 31, 2022, management became aware of a Summons of Notice filed by Owen May and MD Global Partners with the State of New York which names Lloyd T. Spencer and Deep Green Waste & Recycling. The summons claims breach of contract and other unsubstantiated accusations seeking $350,000 in compensatory damages and $3,500,000 in punitive damages. Deep Green retained legal counsel in Manhattan, NY and is in the process of vigorously defending these claims. It won a partial motion to dismiss in June 2023, wherein the court rejected all of plaintiff’s tort claims as well as those asserted against Deep Green’s individual officer, Lloyd Spencer. The plaintiff has neglected to prosecute the case since then, although the case remains technically active.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock of the Company is currently trading on the OTCQB under the symbol “DGWR.” The following information reflects the high and low closing prices of the Company’s common stock on the OTCQB.

Quarterly period	High	Low
Fiscal year ended December 31, 2023:
First Quarter	$0.5999	$0.1499
Second Quarter	$0.5000	$0.0109
Third Quarter	$0.1200	$0.0221
Fourth Quarter	$0.0700	$0.0130

Fiscal year ended December 31, 2022:
First Quarter	$0.0113	$0.028
Second Quarter	$0.0039	$0.0017
Third Quarter	$0.0027	$0.004
Fourth Quarter	$0.0013	$0.0002

Holders

As of December 31, 2023, there were 311 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2023 and 2022, each of the below transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act, Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

Common Stock

For the Year Ended December 31, 2023

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

Preferred Stock

For the year ended December 31, 2023

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 2,000,000 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 2,000,000 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92. The Promissory Note accrues interest at 7% per annum and is due on December 18, 2021. The transaction closed on October 19, 2021. The Company made a payment of $140,000 on March 7, 2022 against the Promissory Note. At December 31, 2023, the remaining amount due is

Results of Operations

	December 31, 2023	December 31, 2022	$ Change	% Change
Gross revenue	$2,682,762	$1,053,612	$1,629,150	155%
Cost of Sales	637,608	395,829	241,779	61%
Gross Profit	2,045,694	657,783	1,387,911	211%
Operating Expenses	2,305,009	1,442,021	862,988	60%
Loss from Operations	(259,314)	(784,238)	524,924	67%
Other income (expense)	(430,826)	(409,983)	20,843	5%
Net income (loss)	(690,140)	(1,194,221)	504,081	42%
Net loss per share - basic and diluted	$(0.08)	$(0.00)	$(0.08)	-%

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

For the years ended December 31, 2023 and 2022, we generated $2,682,762 and $1,053,612 in revenue, respectively.

Gross Profit

Our Gross Profit was $2,045,694 and $657,783 for the years ended December 31, 2023 and 2022, respectively.

We anticipate that our cost of revenues will increase in 2024 and for the foreseeable future as we expand our operations in the waste and recycling sector.

Operating Expenses and Net Loss

Our operating expenses were $2,305,009 and $1,442,021 for the years ended December 31, 2023 and 2022, respectively.

We incurred $23,285 and $40,618 in advertising expenses during fiscal years 2023 and 2022, respectively.

We incurred $217,200 and $271,333 in officer compensation during fiscal years 2023 and 2022, respectively. The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

The Company’s loss from operations decreased to $259,314 for the year ended December 31, 2023 from $784,238 in 2022, a decrease of $587,076.

Other Income (Expenses)

Other income (expenses) ($430,826) included loss on derivative liability, loss on conversions of notes payable and interest expense offset by gain on settlement of an asset retirement in the amount of ($45,647) the year ended December 31, 2023 as compared to ($409,983) the year ended December 31, 2022, a decrease of ($20,843).

Net Income (Loss)

For the fiscal year ended 2023, our net loss decreased to ($690,140, as compared to a net loss of ($1,194,221) for the year ended December 31, 2022, an improvement of $504,081. The decrease in net loss was largely attributable to an increase in profitability attributable to the Oxford House Project.

Liquidity and Capital Resources

Working Capital

	Year ended December 31, 2023	Year ended December 31, 2022
Current Assets	1,193,986	229,837
Current Liabilities	5,421,072	4,998,447
Working Capital (Deficit)	(4,227,086)	(4,768,610)

At December 31, 2023, the Company had cash of $318,580 and total current assets of $1,193,986 compared with cash of $36,616 and total current assets of $229,837 at December 31, 2022. Current asset improvement driven largely by the increase in Accounts Receivable and Cash as the result of the Oxford House project.

At December 31, 2023, the Company had total current liabilities of $5,421,072 compared to $4,998,447 at December 31, 2022. The increase in liabilities is due to a increases in accrued interest, accrued payroll and derivative liabilities.

The overall working capital deficit improved from $4,768,610 at December 31, 2022 to $4,227,086 at December 31, 2023, an improvement of $541,524 as increases in assets outpaced liabilities.

Cash Flows

	Year ended December 31, 2023	Year ended December 31, 2022
Cash Flows from (used in) Operating Activities	74,881	(209,894)
Cash Flows from (used in) Investing Activities	-	(1,964)
Cash Flows from (used in) Financing Activities	207,353	207,855
Net Increase in Cash During Period	282,234	(3)

Cashflow from Operating Activities

During the year ended December 31, 2023, the Company generated cash of $74,881 in operating activities compared to cash used of $209,894 from operating activities for the year ended December 31, 2022. The increase in cash generated from operating activities was largely attributable to an increase in profitable projects.

Cashflow from Investing Activities

During the year ended December 31, 2023, the Company was neutral in use of cash for investing activities compared to cash used of $1,964 from investing activities for the year ended December 31, 2022. The decrease in cash used was not material.

Cashflow from Financing Activities

During the year ended December 31, 2023, cash provided by financing activities was $207,353 compared to $207,855 for the year ended December 31, 2022. During the year ended December 31, 2023, the Company received $500,000 from the issuance of notes payable and $40,000 from other debt compared to the year ended December 31, 2022, when the Company received $300,000 from the issuance of convertible notes payable and $71,308 from other debt.

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

Convertible Debentures

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note was convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. Holder was entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note had a term of one (1) year and bore interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2023, $189,388 principal plus $0 interest were due on the Quick Capital Note.

(iii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2023, $219,900 principal plus $0 interest were due on the BHP Note.

(iv)	On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of One Hundred Eighty-Seven Thousand Five Hundred and NO/100 Dollars ($187,500). The Notes have a term of one (1) year (“Maturity Date” of February 28, 2023) and shall have a one-time interest charge of ten percent (10%). The Borrower is to repay each Note with monthly payments as follows: (i) beginning on the four-month anniversary of the issue date, the Borrower is to pay $4,489.92 per month for months four through eleven, and (ii) then a balloon payment in the amount of $170,330.64 on the Maturity Date. The Notes are convertible into shares of Common Stock at any time after an Event of Default in any portion at the Default Conversion Price, in the sole discretion of the Holder. The “Default Conversion Price” shall mean $0.0005 per share. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The transaction closed on March 2, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Green Waste & Recycling, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deep Green Waste & Recycling, Inc. (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, stockholders’ (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Deep Green Waste & Recycling, Inc. as of December 31, 2023 and 2022, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C
Michael T. Studer CPA P.C.

Freeport, New York
April 22, 2024

We have served as the Company’s auditor since 2019.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$318,441	$36,616
Accounts receivable, net of allowance for doubtful accounts of $75,105 at December 31, 2023 and $13,453 at December 31, 2022	855,633	170,954
Other Current Assets	19,912	22,267
Total current assets	1,193,986	229,837

Property and equipment, net	138,494	179,113
Goodwill and Intangible Assets, net	786,062	1,024,529
Other assets:
Deposits	3,000	7,000
Total other assets	927,556	1,210,642

Total assets	$2,121,542	$1,440,479

LIABILITIES

Current liabilities:

Current portion of debt	$575,077	$598,251
Convertible notes payable, net of debt discounts of $62,500 and $12,500 at December 31, 2023 and December 31, 2022, respectively	971,788	800,818
Accounts payable	3,028,905	3,090,211
Accrued expenses	265,569	99,869
Deferred compensation	102,286	95,429
Accrued interest	200,279	138,173
Customer deposits payable	62,986	62,986
Derivative liability	214,702	112,710
Total current liabilities	5,421,592	4,998,447

Long-term liabilities
Long-term portion of debt	-	-
Total long-term liabilities	-	-

Total liabilities	5,421,592	4,998,447

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 and $.0001 par value; 3,000,000,000 and 3,000,000,000 shares authorized; 8,814,613 and 1,147,827 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	881	115
Preferred Stock, $.0001 and $.0001 par value, $1 and $1 per share stated value, 5,000,000 and 5,000,000 shares authorized; 52,000 and 52,000 shares of Series B Convertible Preferred Stock issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	52,000	52,000
Additional paid-in capital	9,708,646	8,761,354
Accumulated deficit	(13,061,577)	(12,371,437)

Total stockholders’ deficit	(3,300,050)	(3,557,968)

Total liabilities and stockholders’ deficit	$2,121,542	$1,440,479

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

Revenues	$2,682,762	$1,053,612

Cost of revenues	637,068	395,829

Gross profit	2,045,694	657,783

Operating expenses:
Officer and director compensation (including stock-based compensation of $854,225 and $147,333, respectively)	1,071,425	271,333
Professional and consulting (including stock-based compensation of $0 and $28,098, respectively)	100,395	103,202
Provision for doubtful accounts	70,827	23,989
Other selling, general and administrative	784,855	751,466
Depreciation of property and equipment	39,039	44,646
Amortization of intangible assets	238,467	247,385
Total operating expenses	2,305,008	1,442,021

Operating (loss)	(259,314)	(784,238)

Other income/(expense):
Derivative liability (expense) income	(101,993)	1,260,501
Interest expense (including amortization of debt discounts of $200,000 and $1,104,017, respectively)	(319,966)	(1,224,970)
Gain on Asset Disposal	45,647	-
Gain on settlement of note payable	-	11,879
Loss on conversions of debt	(54,803)	(453,191)
Other	289	(4,202)
Total other (expense)	(430,826)	(409,983)

Net (loss)	$(690,140)	$(1,194,221)

Net loss per common share:
Basic and diluted net loss per common share	$(0.14)	$(2.40)
Basic and diluted weighted-average common shares outstanding	5,055,555	498,288

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the years ended December 31, 2023 and 2022

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2022	31,000	$31,000	164,677	$16	$6,840,621	$(11,177,216)	$(4,305,579)
Issuance of common stock for consulting services	-	-	4,372	0	28,098	-	28,098
Issuance of common stock to employees, officers and directors for accrued compensation	-	-	414,523	41	460,459	-	460,500
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	564.256	56	1,432,178	-	1,432,234
Issuance of Preferred B Shares to Officer in partial satisfaction of note payable	21,000	21,000	-	-	-	-	21,000

Net loss for the year ended December 31, 2022	-	-	-	-	-	(1,194,221)	(1,194,221)
Balances at December 31, 2022	52,000	$52,000	1,147,827	$115	$8,761,354	$(12,371,437)	$(3,557,968)

Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	116,316	11	60,922	-	60,933
Issuance of common stock incentives for officers and directors	-	-	6,000,000	600	704,400	-	705,000
Issuance of common stock incentives for employees	-	-	1,270,000	127	149,098	-	149,225
Issuance of common stock in satisfaction of consulting services	-	-	280,000	28	32,872	-	32,900

Rounded up fractional shares issued in connection with reverse split.	-	-	470	-	-	-	-
Net loss for the year ended December 31, 2023	-	-	-	-	-	(690,140)	(690,140)
Balances at December 31, 2023	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,061,577)	$(3,300,050)

The accompanying notes are an integral part of these statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

OPERATING ACTIVITIES:
Net income (loss) for the period	$(690,140)	$(1,194,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	39,039	44,646
Amortization of intangible assets	238,467	247,385
Amortization of Debt Discounts	200,000	1,104,017
Derivative liability (income) expense	101,993	(1,260,501)
Provision for doubtful accounts	70,827	23,989
Stock-based compensation	854,225	175,431
Loss on conversions of debt	54,803	453,191
Gain on asset disposal	(45,647)	-
Gain on Note Settlement	-	(11,879)
Changes in operating assets and liabilities:
Accounts receivable	(755,506)	(9,041)
Other current assets	2,355	(13,508)
Deposits	4,000	-
Accounts payable	(55,665)	(8,559)
Accrued expenses	165,700	113,152
Deferred compensation	6,857	6,622
Accrued interest	62,106	123,382
Net cash provided by (used in) operating activities	253,414	(205,894)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,964)
Proceeds from disposition of asset	51,585	-
Net cash provided by (used in) investing activities	51,585	(1,964)

FINANCING ACTIVITIES:
Proceeds from secured notes and convertible notes payable	500,000	300,000
Repayment of secured notes	(500,000)	-
Repayment of note issued in Lyell Acquisition	-	(140,000)
Increase (decrease) in other debt	(23,174)	47,855
Net cash provided by financing activities	(23,174)	207,855

NET INCREASE (DECREASE) IN CASH	281,825	(3)

CASH, BEGINNING OF PERIOD	36,616	36,619

CASH, END OF PERIOD	$318,441	$36,616

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$57,860	$2,188
Income taxes	$-	$1
Non-Cash investing and financing activities:
Issuance of 0 and 21,000 shares, Series B Convertible Preferred Stock in partial satisfaction of note payable to CEO	$-	$21,000
Issuance of common stock to officers for accrued compensation	$-	$231,150
Issuance of common stock in satisfaction of loans payable to officers	$-	$82,511
Issuance of common stock in satisfaction of deferred compensation	$-	$3,739
Due to seller of Lyell recognized and added to goodwill	$-	$48,749
Conversions of Convertible Notes Payable:
Principal	$29,030	$900,173
Accrued interest and charges	-	78,870
Total debt satisfied	29,030	979,043
Fair value of 116,318 and 564,256 shares, respectively, issued to lenders	60,933	1,432,234
Loss on conversions of convertible notes payable	$31,903	$453,191
Issuance of common stock in satisfaction of consulting services accounts payable:
Fair value of 280,000 shares of common stock issued	$32,900	$-
Accounts payable satisfied	(10,000)	-
Loss on satisfaction of accounts payable	$22,900	$-

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

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

On August 24, 2017, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with St. James Capital Management, LLC. Under the terms of the Agreement, the Company transferred and assigned all of the assets of the Company related to its extreme sports apparel design and manufacturing business in exchange for the assumption of certain liabilities and cancellation of 2,000 shares (as adjusted for the September 27, 2017 reverse stock split of 1 share for 1000 shares and the June 20, 2023 reverse stock split of 1 share for 1500 shares) of common stock of the Company.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE A – ORGANIZATION (continued)

Asset Purchase Agreement

On February 8, 2021, the Company, through its wholly owned subsidiary DG Research, Inc. (the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with Amwaste, Inc. (the “Seller”). Under the terms of the Agreement, the Buyer agreed to purchase from the Seller certain assets (the “Assets”) utilized in the Seller’s waste management business located in Glynn County, Georgia. In consideration for the purchase of the Assets, the Buyer paid the seller $160,000 and issued the Seller 1,333 shares of the Company’s restricted common stock. The Buyer remitted $50,000 at Closing and issued the Seller a Promissory Note (the “Note”) in the amount of $110,000, which was paid April 9, 2021. The Note was secured by the Assets purchased through the Agreement. The transaction closed on February 11, 2021. On March 18, 2024, the company sold the assets of Amwaste for $175,000 cash.

Securities Purchase Agreement

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 667 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 667 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92. The Promissory Note has a balance of $49,179 at December 31, 2023, bears interest at 7% per annum and was due on December 18, 2021. The transaction closed on October 19, 2021.LES provides asbestos removal and other remediation services to customers.

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

For the years ended December 31, 2023 and 2022

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2023, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Except for the derivative liability (Please see NOTE H - DERIVATIVE LIABILITY for further information), where Level 2 inputs were used, we had no financial assets or liabilities carried and measured at fair value on a recurring or nonrecurring basis during the periods presented.

For nonrecurring fair value measurements of issuances of common stock for services (Please see NOTE I - CAPITAL STOCK for further information), we used Level 2 inputs.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2023, the Company has not experienced impairment losses on its long-lived assets.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the years ended December 31, 2023 and 2022, we have excluded the shares issuable from the convertible notes payable (Please see NOTE G– SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information) and from the warrants (Please see NOTE I - CAPITAL STOCK for further information) from our diluted net loss per share calculation as the effect of their inclusion would be anti-dilutive.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE C - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	December 31, 2023	December 31, 2022
Office equipment	54,286	47,845
Waste and Recycling Equipment	303,159	322,409
Total	357,445	370,254
Accumulated depreciation and amortization	(218,951)	(191,141)

Net	$138,494	$179,113

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at:

	December 31, 2023	December 31, 2022
Customer list and covenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	$1,083,333	$1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	134,926	134,926
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	109,000	109,000
Total	1,327,259	1,327,259
Accumulated amortization	(541,197)	(302,730)

Net	$786,062	$1,024,529

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE D – GOODWILL AND INTANGIBLE ASSETS (continued)

The customer lists and covenants not to compete are being amortized using the straight-line method over their estimated useful life of five years. For the years ended December 31, 2023 and 2022, amortization of intangible assets expense was $238,467 and $247,385, respectively.

At December 31, 2023, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2024	$238,467
2025	238,467
2026	174,202
Total	$651,136

NOTE E – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	December 31, 2023	December 31, 2022
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,325,693	2,390,290
Credit card obligations	215,597	212,306

Total	$3,028,905	$3,090,211

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste brokering business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

NOTE F – DEBT

Debt consists of the following at:

	December 31, 2023	December 31, 2022
Claimed amount due to Factor pursuant to Factor’s Notice of Default dated July 31, 2018	$387,535	$387,535
Short-term capital lease	5,574	5,574
Note issued in Lyell acquisition	49,179	49,179
Sales tax and payroll payable	42,416	22,526
Note payable to officer, interest at 15% per annum	29,535	17,061
Loans payable to officers, interest at 8%, due on demand	23,547	37,547
Due to seller of Lyell	25,156	42,104
Note payable to short term funding company	12,135	36,725
Total	575,077	598,251
Current portion of debt	(575,077)	(598,251)
Long-term portion of debt	$-	$-

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE G – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE

Secured Notes and Convertible Notes Payable consist of:

	December 31, 2023	December 31, 2022
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021 (i)	$189,388	$202,918
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021 (ii)	219,900	235,400
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2022– (iii)	187,500	181,250
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2022– (iii)	187,500	181,250
Secured Promissory Note to Quick Capital, LLC: Issue Date July 25, 2023 – net of unamortized discount of $31,250 at December 31, 2023 (iv)	93,750	-
Secured Promissory Note to BHP Capital NY Inc.: Issue Date July 25, 2023 – net of unamortized discount of $31,250 at December 31, 2023 (iv)	93,750	-

Total	$971,788	$800,818

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE G – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE (continued)

(i)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2023, $189,388 principal plus $0 interest were due on the Quick Capital Note Due October 14, 2022.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE G – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE (continued)

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2023, $219,900 principal plus $0 interest were due on the BHP Note due October 14, 2022. On June 16, 2023, as part of an agreement reached with the SEC, BHP agreed to surrender all conversion rights in its currently held convertibles notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE G – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE (continued)

(iii)	On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of One Hundred Eighty-Seven Thousand Five Hundred and NO/100 Dollars ($187,500). The Notes have a term of one (1) year (“Maturity Date” of February 28, 2023) and shall have a one-time interest charge of ten percent (10%). The Borrower is to repay each Note with monthly payments as follows: (i) beginning on the four-month anniversary of the issue date, the Borrower is to pay $4,489.92 per month for months four through eleven, and (ii) then a balloon payment in the amount of $170,330.64 on the Maturity Date. The Notes are convertible into shares of Common Stock at any time after an Event of Default in any portion at the Default Conversion Price, in the sole discretion of the Holder. The “Default Conversion Price” shall mean $0.75 per share. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The transaction closed on March 2, 2022. On June 16, 2023, as part of an agreement reached with the SEC, BHP agreed to surrender all conversion rights in its currently held convertibles notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

(iv)	On July 31, 2023, Lyell Environmental Services, Inc (“LES”) entered into a Note Purchase Agreement (NPA) with each of BHP Capital NY Inc and Quick Capital, LLC (together, the “Investors”). The combined loan amount was $750,000 and the combined purchase amount was $500,000. Pursuant to the NPAs, the Investors paid LES a total of $500,000 in the third quarter of 2023, LES repaid the Investors a total of $500,000 in the fourth quarter of 2023 and LES paid the Investors a total of $250,000 in the first quarter of 2024.

NOTE H - DERIVATIVE LIABILITY

The derivative liability at December 31, 2023 and December 31, 2022 consisted of:

	December 31, 2023	December 31, 2022
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE G – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.	$214,702	$52,179
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE G – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.	-	60,531

Total	$214,702	$112,710

The above Convertible Promissory Notes contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion feature as a derivative liability at the issuance date of the Notes and charged the applicable amounts to debt discount and the remainder to other expense. The increase (decrease) in the fair value of the derivative liability from the issuance date of the Notes to the measurement date is charged (credited) to other expense (income).

On June 16, 2023, as part of an agreement reached with the SEC, BHP agreed to surrender all conversion rights in its currently held convertibles notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

On July 31, 2023, Lyell Environmental Services, Inc (“LES”) entered into a Note Purchase Agreement (NPA) with each of BHP Capital NY Inc and Quick Capital, LLC (together, the “Investors”). The combined loan amount was $750,000 and the combined purchase amount was $500,000. Pursuant to the NPAs, the Investors paid LES a total of $500,000 in the third quarter of 2023, LES repaid the Investors a total of $500,000 in the fourth quarter of 2023 and LES paid the Investors a total of $250,000 in the first quarter of 2024.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE H - DERIVATIVE LIABILITY (continued)

The fair value of the derivative liability was measured at the respective issuance date and at December 31, 2023 and 2022 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2023 were (1) stock price of $0.03 per share, (2) conversion price of $ 0.01414 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 5.6%. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2022 were (1) stock price of $0.30 per share, (2) conversion price of $0.2625 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 4.12%.

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

At December 31, 2023 and December 31, 2022, there are 0 and 0 shares of Series A issued and outstanding, respectively.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE I- CAPITAL STOCK (continued)

The holders of the Series B, shall not be entitled to receive dividends, nor shall dividends be paid on common stock or any other Series of Preferred Stock while Series B shares are outstanding. The holders of Series B shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company. The holders of the Series B shall be entitled to twenty thousand (20,000) votes per one share of Series B held. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series B Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the following conversion feature: the Conversion Price for each share of Series B Preferred Stock in effect on any Conversion Date shall be (i) eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the NASD OTCQB market, as reported on Bloomberg, L.P. Any conversion shall be for a minimum Stated Value of $500.00 of Series B shares.

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

On November 30, 2022, the Company issued 21,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $21,000 of a note payable to Mr. Edmonds.

At December 31, 2023 and December 31, 2022, there are 52,000 and 52,000 Series B shares issued and outstanding, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE I- CAPITAL STOCK (continued)

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

For the fiscal years ended December 31, 2023 and 2022, the Company issued and/or sold the following securities:

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE I - CAPITAL STOCK (continued)

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

On January 19, 2022, the Company issued 7.333 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to Bill Edmonds for services rendered on behalf of the Company.

On January 19, 2022, the Company issued 3,333 shares of common stock under the Company’s 2021 Stock Option Incentive Plan to David Bradford for services rendered on behalf of the Company.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE I - CAPITAL STOCK (continued)

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

For the years ended December 31, 2023 and 2022

NOTE I - CAPITAL STOCK (continued)

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

For the years ended December 31, 2023 and 2022

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

On May 19, 2022, the Company issued a noteholder 4,499 shares of common stock in satisfaction of $11,101 principal. The $6,445 excess of the $17,546 fair value of the 4,499 shares over the $11,101 liability reduction was charged to loss on conversion of debt in the three months ended June 30, 2022.

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

For the years ended December 31, 2023 and 2022

NOTE I - CAPITAL STOCK (continued)

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE I - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2020	-	53	53
Warrants expired on February 19, 2021	-	(20)	(20)
Warrants expired on March 16, 2021	-	(33)	(33)
Warrant issued on July 2, 2021 (i)	-	3,333	3,333
Cashless exercise of warrant on September 21, 2021	-	(3,333)	(3,333)
Two warrants issued on October 14, 2021 (ii)	-	88,889	88,889
Balance, December 31, 2021	-	88,889	88,889
2022 Option/Warrant Activity	-	-	-
Balance, December 31, 2022	-	88,889	88,889
Warrants Cancelled effective June 16, 2023 (iii)	-	(44,444)	(44,444)
Balance, December 31, 2023	-	44,445	44,445

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”). As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $30.00 for a term of 5-years. On September 21, 2021, the Company issued Labrys 3,008 shares of common stock as a cashless exercise of the warrant.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The Company agreed to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 14 days of the execution of the NPA. The Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on October 28, 2021 and declared effective on November 10, 2021. The transaction closed on October 19, 2021.

(iii)	On June 16, 2023, as part of an agreement reached with the SEC, BHP agreed to surrender all conversion rights in its currently held convertibles notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE I - CAPITAL STOCK (continued)

The following table summarizes information about warrants outstanding as of December 31, 2023:

	Number Outstanding
Description	At December 31, 2023	Exercise Price	Expiration Date

Warrants Issued October 14, 2021	44,445	22.50	October 14, 2026
Total	44,445

NOTE J - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the years ended December 31, 2023 and 2022. The sources of the difference are as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Expected tax at 21%	$(144,929)	$(250,786)
Non-deductible stock-based compensation	179,387	36,841
Non-deductible (non-taxable) derivative liability expense (income)	21,419	(264,705)
Non-deductible loss on conversions of convertible notes payable	11,509	95,170
Non-deductible amortization of debt discounts	2,625	231,844
Increase (decrease) in Valuation allowance	(70,011)	151,636
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2023 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2023. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at December 31, 2023 for the years 2004 to 2017 expires in varying amounts from year 2024 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE K - COMMITMENTS AND CONTINGENCIES

Occupancy

Corporate office

Our current office space is located at 3524 Central Pike, #310, Hermitage, TN 37076 pursuant to a 61-month lease.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

Amwaste operations

In conjunction with the Amwaste Asset Acquisition, the Company acquired two storage yards under month-to-month leases. The first storage yard is located at 4150 Whitlock St., Brunswick, GA 31520 and the monthly rent is $500. The second storage yard is located at 170 Odom Lane, St. Simons Island, GA 31522 and the monthly rent is $100. On March 18, 2024, Amwaste assets were sold to Matter Management, LLC for $175,000.

Lyell Environmental Services, Inc. operations

In January 2024, Lyell moved its primary operations from 211 Shady Grove Rd to 3524 Central Pike, Suite 310, Hermitage, Tennessee, 37076. The new lease has a 61 month term with a monthly rent of $5,400 per month with provisions for annual increases.

Employment and Director Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary was to earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, was to determine when and how the Deferred Base Salary was to be paid, without limitation; and was able to elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2022, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. For the years ended December 31, 2023 and 2022, compensation to Mr. Bradford expensed under the above employment agreement was $42,000 and $42,000, respectively. As of December 31, 2023 and 2022, accrued cash compensation due Mr. Bradford was $52,500 and $10,500, respectively. As of December 31, 2023 and 2022, the deferred compensation balance due Mr. Bradford was $0 and $0, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary was to earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, was to determine when and how Deferred Base Salary was to be paid, without limitation; and was able to elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective January 1, 2023, Mr. Edmonds agreed to resume a monthly salary of $3,500. On December 31, 2022, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. As of December 31, 2023 and 2022, accrued cash compensation due Mr. Edmonds was $42,000 and $0, respectively. As of December 31, 2023 and 2022, the deferred compensation balance due Mr. Edmonds was $102,286 and $95,429, respectively. As of December 31, 2023 and 2022, the accrued board salary balance due Mr. Edmonds as a board member was $25,000 an $5,000, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 333 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 4,020 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares vested 113 shares each month after the Stock Grant date, December 4, 2019, over a three-year period. The number of shares vested shall be adjusted in the event of subsequent stock splits. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the years ended December 31, 2023 and 2022, cash compensation accrued to Mr. Spencer under the employment agreement was $42,000 and $42,000, respectively. As of December 31, 2023 and 2022, the accrued cash compensation due Mr. Spencer was $69,250 and $27,250, respectively. As of December 31, 2023 and 2022, the accrued board salary balance due Mr. Spencer as a board member was $25,000 and $5,000, respectively.

On March 14, 2022, Lloyd T. Spencer, the Company’s then Chief Executive Officer, Secretary and Director, resigned in his position as Chief Executive Officer. Mr. Spencer retained his roles as Secretary and Director. On March 14, 2022, upon the resignation of Mr. Spencer as the Company’s Chief Executive Officer, the Board of Directors appointed Bill Edmonds as its new Chief Executive Officer. Mr. Edmonds retained his prior roles as interim Chief Financial Officer and Chairman of the Board of Directors. On March 14, 2022, the Board of Directors appointed David Bradford to President. Mr. Bradford retained his prior role as Chief Operating Officer.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2023, the accrued compensation due Mr. Spencer under this agreement was $25,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2023, the accrued compensation due Mr. Edmonds under this agreement was $25,000.

Major Customer

One customer accounted for 77% and 19% of the Company’s revenues for the years ended December 31, 2023 and 2022, respectively.

Legal

As indicated in NOTE E – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,541,290 at December 31, 2023. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018 (Please see NOTE F – DEBT for further information).

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

NOTE L - GOING CONCERN UNCERTAINITY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of December 31, 2023, we had cash of $318,441, current assets of $ 1,193,986, current liabilities of $ 5,421,592 and an accumulated deficit of $ 13,061,577. For the year ended December 31, 2023, we generated cash from operating activities of $253,414. For the year ended December 31, 2022, we used $205,894 from operating activities. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE L - GOING CONCERN UNCERTAINITY (continued)

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through April 2025.

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

NOTE M - SUBSEQUENT EVENTS

In January 2024, Lyell Environmental Services moved its primary operations from 211 Shady Grove Rd to 3524 Central Pike, Suite 310, Hermitage, Tennessee, 37076. The new lease has a 61-month term with a monthly rent of $5,400 per month with provisions for annual increases.

In February 2024, our CEO and Chairman adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Under the agreement, Common shares of Deep Green Waste & Recycling, Inc will be acquired using automatic and pre-scheduled purchases of up to 10,000 shares with the aggregate number of shares purchased not to exceed 500,000 shares under this plan. Commitment to Comply: a) CEO/Chairman agrees not to exercise any discretion, influence or control over trades once plan is implemented b) CEO/Chairman agrees to advise Compliance if this Trade Plan is changed, terminated or if CEO/Chairman implements additional plans. By submitting this Trade Plan under Rule 10b5-1, CEO/Chairman confirms he is not aware of any material non-public information about Deep Green Waste & Recycling as of this date. Trading under this plan will begin in June 2024 and will expire on December 31, 2024.

On March 18, 2024, the assets of Amwaste were sold to Matter Management for $175,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our Company through the date of this Form 10-K. Michael T. Studer CPA P.C has audited our financial statements for the years ended December 31, 2023 and 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2023, our internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2023, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. See also Subsequent Events.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

Name	Age	Position and Term
Lloyd Spencer	68	Secretary and Director
Bill Edmonds	57	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
David Bradford	76	President and Chief Operating Officer

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. SEC regulations require us to identify in this Annual Report anyone who filed a required report late or failed to file a required report. Based on our review of forms we received, we believe that during 2023 all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid by us to our officers during the last two fiscal years ended December 31, 2023 and 2022. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(a)	(b)	(c)	(d)(5)			(e)

Lloyd Spencer- Secretary, Director (4)(5)	2023	42,000	0	235,000	0	0	0	0	277,000
	2022	0	0	36,733	0	0	0	0	36,733

Bill Edmonds- I Chief Executive Officer, Interim Financial Officer, Chairman of the Board (1)(2)(5)	2023	42,000	0	235,000	0	0	0	0	277,000
	2022	12,000	0	71,500	0	0	0	0	83,500

David Bradford- President, Chief Operating Officer (1)(3)(5)	2023	42,000	0	235,000	0	0	0	0	277,000
	2022	12,000	0	32,500	0	0	0	0	44,500

(1)	Messrs. Edmonds and Bradford entered into 5-year employment agreements with Deep Green Waste and Recycling, LLC on January 1, 2016, which were assigned and assumed by Deep Green Waste and Recycling, Inc. on August 24, 2017 following the closing of the Purchase and Conveyance Agreement between the Company and Deep Green Waste and Recycling, LLC.

(2)	On January 1, 2016, the Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds will receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) shall remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) shall defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds is eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,00000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. Please see NOTE N - SUBSEQUENT EVENTS for further information.

(3)	On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford will receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) shall remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) shall defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford is eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC hereby granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive has the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. Please see NOTE N - SUBSEQUENT EVENTS for further information.

(4)	On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer will receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer shall receive 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company shall issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. Please see NOTE N - SUBSEQUENT EVENTS for further information.

(5)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in the Notes to Financial Statements included in this Annual Report on Form 10-K.

(a)	Accrued salary and salary paid.

(b)	Accrued bonus to employee for execution of employment agreement.

(c)	Delivery of common stock to employee for execution of employment agreements.

(d)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.

(e)	Equity compensation received as a Director of the Company.

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

2021 Stock Option Incentive Plan

October 5, 2021, the Company filed a Registration Statement on Form S-8 registering 40,000,000 shares of common stock to be issued under the Company’s 2021 Stock Option Incentive Plan (the “2021 Plan”)(11,660,000 shares remaining as of April 11, 2022). To date, no warrants or options have been issued under shareholder approved plans. Please see NOTE I - CAPITAL STOCK for further information.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

Options/SARS Grants During Last Fiscal Year

None.

Directors’ Compensation

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2023, the accrued compensation due Mr. Spencer under this agreement was $25,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2023, the accrued compensation due Mr. Edmonds under this agreement was $25,000.

Please see NOTE L- COMMITMENTS AND CONTINGENCIES for further information.

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the years ended December 31, 2023 and 2022.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lloyd Spencer (1)	2023	$25,000	-	-	-	-	-	$25,000
	2022	20,000	-	-	-	-	-	20,000

Bill Edmonds (2)	2023	$25,000	-	-	-	-	-	$25,000
	2022	20,000	-	-	-	-	-	20,000

(1)	Mr. Spencer’s director’s compensation was accrued during the year ended December 31, 2023.

(2)	Mr. Edmonds’ director’s compensation was accrued during the year ended December 31, 2023.

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

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock as of April 15, 2024 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement, or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

The percentage of beneficial ownership is based 8,814,613 shares of common stock outstanding at April 15, 2024 and excludes:

●	An indeterminate number of shares of common stock to be issued upon conversion of the Company’s 52,000 shares of Series B Convertible Preferred stock.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Lloyd Spencer (3)(4)	2,053,239	23.3%
Bill Edmonds (5)(6)	2,183,699	24.8%
David Bradford (7)(8)	2,147,207	24.4%

Officers and Directors as a Group	6,384,145	72.4%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2024 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on April 15, 2024, and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 15, 2024.

(2)	The number of common shares outstanding used in computing the percentages is 8,814,613.

(3)	Included within Lloyd Spencer’s beneficial ownership includes a total of 9,552 shares of common stock issued to Mr. Spencer as per the terms of the Employment Agreement dated December 4, 2019, shares issued pursuant to the Board of Directors Services Agreement dated January 9, 2020 and for services rendered on behalf of the Company.

(4)	The address for Mr. Spencer is 3524 Central Pike, #310, Hermitage, TN 37076.

(5)	Included within Bill Edmonds’ beneficial ownership includes 41,186 shares of common stock issued to Mr. Edmonds in exchange for membership units held by Mr. Edmonds, issued by Deep Green Waste & Recycling, LLC, in the Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 and a total of 9,178 shares issued pursuant to the Board of Directors Services Agreement dated January 9, 2020 and for services rendered on behalf of the Company.

(6)	The address for Mr. Edmonds is 3524 Central Pike, #310, Hermitage, TN 37076.

(7)	Included within David Bradford’s beneficial ownership includes 6,538 shares of common stock issued to Mr. Bradford in exchange for membership units held by Mr. Bradford, issued by Deep Green Waste & Recycling, LLC, in the Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 and a total of 7,333 shares issued for services rendered on behalf of the Company.

(8)	The address for Mr. Bradford is 3524 Central Pike, #310, Hermitage, TN 37076.

Name of Beneficial Owner	Series B Preferred Stock Beneficially Owned (1)	Percentage of Series B Preferred Stock (2)
Bill Edmonds (3)	52,000	100%

Total	52,000	100%

(1)	The holders of the Series B, shall not be entitled to receive dividends, nor shall dividends be paid on common stock or any other Series of Preferred Stock while Series B shares are outstanding. The holders of Series B shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company. The holders of the Series B shall be entitled to twenty thousand (20,000) votes per one share of Series B held. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series B Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the following conversion feature: the Conversion Price for each share of Series B Preferred Stock in effect on any Conversion Date shall be (i) eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the NASD OTCQB market, as reported on Bloomberg, L.P. Any conversion shall be for a minimum Stated Value of $500.00 of Series B shares.

(2)	The number of Series B Preferred shares outstanding used in computing the percentage is 52,000.

(3)	The address for Bill Edmonds is 3524 Central Pike, #310, Hermitage, TN 37076.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the period January 1, 2018 to August 7, 2018 (the date of Deep Green’s cessation of its waste recycling business), Deep Green used an entity controlled by Deep Green’s then Chief Executive Officer as a subcontractor to service certain customers of Deep Green. Charges to cost of revenues from this related party totaled $29,190 for the year ended December 31, 2018. At December 31, 2023 and December 31, 2022, Deep Green had an account payable to this entity of $57,600 and $57,600, respectively.

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

Michael T. Studer CPA P.C has audited our financial statements for the years ended December 31, 2023 and 2022.

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

2023	$40,000	Michael T. Studer CPA, P.C.
2022	$50,000	Michael T. Studer CPA, P.C.

2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2023	$3,000	Michael T. Studer CPA, P.C.
2022	$5,000	Michael T. Studer CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2023	$0	Michael T. Studer CPA, P.C.
2022	$0	Michael T. Studer CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2023	$0	Michael T. Studer CPA, P.C.
2022	$0	Michael T. Studer CPA, P.C.

5) During the fiscal year ending December 31, 2023 and as of the date of this report, the Company does not maintain an audit committee and therefore does not have an audit committee pre-approval policy in place.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

No.	Description
2.1	Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.2	Articles of Merger of Deep Green Acquisition, LLC and Deep Green Waste & Recycling, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.3	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.4	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Columbia Financial services, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with St. James Capital Management, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.6	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with Mirabile Corporate Holdings, Inc. dated August 7, 2018 (previously filed with Form S-1 on March 18, 2020)
3.1	Articles of Incorporation Evader, Inc. dated August 24, 1995 (previously filed with Form S-1 on March 18, 2020)
3.2	Certificate of Correction for Evader, Inc. dated December 28, 2005 (previously filed with Form S-1 on March 18, 2020)
3.3	Certificate of Designation of Series A Preferred Stock dated July 18, 2010 (previously filed with Form S-1 on March 18, 2020)
3.4	Articles of Conversion of Evader, Inc., Inc. dated April 25, 2012 effective May 25, 2012 (previously filed with Form S-1 on March 18, 2020)
3.5	Restated Certificate of Incorporation of Evader, Inc., Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.6	Bylaws of Evader, Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.7	Amendment to Articles of Incorporation of Evader, Inc. dated July 24, 2014 (previously filed with Form S-1 on March 18, 2020)
3.8	Amendment to Articles of Incorporation of Evader, Inc. dated August 14, 2014 (previously filed with Form S-1 on March 18, 2020)
3.9	Amendment to Articles of Incorporation of Evader, Inc. dated December 8, 2014 (previously filed with Form S-1 on March 18, 2020)
3.10	Amendment to Articles of Incorporation of Evader, Inc. dated August 13, 2015 (previously filed with Form S-1 on March 18, 2020)
3.11	Amendment to Articles of Incorporation of Evader, Inc. dated July 20, 2017 (name change to Critical Clothing, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.12	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
3.13	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated November 6, 2017 (name change to Deep Green Waste & Recycling, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.14	Certificate of Designation Series B Convertible Preferred Stock dated January 22, 2020 (previously filed with Form S-1 on March 18, 2020)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on March 18, 2020)
10.1	Board of Directors Services Agreement with Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.2	Board of Directors Services Agreement with Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.3	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.4	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)

No.	Description
10.5	Employment Agreement between Deep Green Waste & Recycling, Inc. and Lloyd Spencer dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.6	Employment Agreement between Deep Green Waste & Recycling, LLC and David Bradford dated January 1, 2016 (previously filed with Form S-1 on March 18, 2020)
10.7	Employment Agreement between Deep Green Waste & Recycling, LLC and Bill Edmonds dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.8	Employment Agreement between Deep Green Waste & Recycling, Inc. and Josh Beckham dated February 5, 2018 (previously filed with Form S-1 on March 18, 2020)
10.9	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with David Bradford dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.10	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with Bill Edmonds dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.11	Consulting Agreement between Deep Green Waste & Recycling, Inc. and Sylios Corp dated December 16, 2019 (previously filed with Form S-1 on March 18, 2020)
10.12	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.13	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.14	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.15	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.16	Acknowledgement of Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.17	Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.18	Convertible Promissory Note between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.19	Common Stock Purchase Warrant Agreement between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.20	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CFSI acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.21	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CARE acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.22	Notice of Default submitted by AEC Yield Capital, LLC dated July 31, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.23	Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated December 16, 2016 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.24	First Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated January 26, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.25	Second Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.26	Third Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.27	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and C Alvin Roberds, Jr. dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.28	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and C Alvin Roberds, Jr. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.29	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Mary Williams dated February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)

No.	Description
10.30	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Mary Williams. dated as of February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.31	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Ellen Bailey dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.32	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Ellen Bailey. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.33	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.34	Registration Rights Agreement between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.35	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.36	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.37	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.38	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.39	ASSET PURCHASE AGREEMENT between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.40	Promissory Note between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.41	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.42	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.43	Consulting Agreement between the Company and Sylios Corp dated February 12, 2021 (previously filed with Form S-1 on April 16, 2021)
10.44	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Bill Edmonds dated April 9, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.45	Consulting Agreement between the Company and Sylios Corp dated May 10, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.46	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.47	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.48	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.49	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.50	Amendment to Consulting Agreement between the Company and Sylios Corp dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.51	Finder’s fee agreement between the Company and J.H. Darbie & Co., Inc. dated May 13, 2021 (previously filed with Form S-1/A on June 17, 2021)
10.52	Promissory Note between Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.53	Securities Purchase Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.54	Common Stock Purchase Warrant Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.55	Stock Purchase Agreement between Deep Green Waste & Recycling, Inc., Jeremy Lyell and Lyell Environmental Services, Inc. dated July 11, 2021 (previously filed with Form 10-Q on August 16, 2021)
10.56	Note Purchase Agreement Deep Green Waste & Recycling, Inc., BHP Capital NY Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)

No.	Description
10.57	Secured Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on October 21, 2021)
10.58	Secured Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)
10.59	Security Agreement between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on October 21, 2021)
10.60	Security Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)
10.61	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on October 21, 2021)
10.62	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on October 21, 2021)
10.63	Promissory Note between Deep Green Waste & Recycling, Inc. and Jeremy D. Lyell (previously filed with Form 8-K on October 21, 2021)
10.64	Note Purchase Agreement Deep Green Waste & Recycling, Inc., BHP Capital NY Inc. and Quick Capital, LLC (previously filed with Form 8-K on March 7, 2022)
10.65	Secured Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on March 7, 2022)
10.66	Secured Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on March 7, 2022)
10.67	Security Agreement between Deep Green Waste & Recycling, Inc. and BHP Capital NY Inc. (previously filed with Form 8-K on March 7, 2022)
10.68	Security Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC (previously filed with Form 8-K on March 7, 2022)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on March 18, 2020)
21.1	Certificate of Organization of Deep Green Waste & Recycling, LLC dated August 2, 2011 (previously filed with Form S-1 on March 18, 2020)
21.2	Articles of Incorporation of Jetty Enterprises, Inc. dated November 4, 1987 (previously filed with Form S-1 on March 18, 2020)
21.3	Amendment to Articles of Incorporation for Jetty Enterprises, Inc. dated May 21, 2993 (name change to Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
21.4	Articles of Incorporation for Columbia Financial Services, Inc. dated October 3, 1988 (previously filed with Form S-1 on March 18, 2020)
21.5	Articles of Incorporation of DG Research, Inc. dated July 22, 2020 (previously filed with Form S-1 on April 16, 2021)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Graphic	Corporate logo- Deep Green Waste & Recycling, Inc.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of April 2024.

DEEP GREEN WASTE & RECYCLING, INC.
(the “Registrant”)

BY:	/s/ Bill Edmonds
Bill Edmonds
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bill Edmonds	Chief Executive Officer, Interim Chief Financial Officer and Director	April 22, 2024
Bill Edmonds	(Principal Executive Officer and Principal Financial Officer)

/s/ David Bradford	Chief Operating Officer and President	April 22, 2024
David Bradford

