Form 10-Q
period 2024-03-31
Deep Green Waste & Recycling, Inc.
filed 2024-06-18
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

3524 Central Pike, Suite 310, Hermitage, TN 37076

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
None

As of June 17, 2024, there were 8,814,613 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

4

PART I --- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$83,174	$318,441
Accounts receivable, net of allowance for doubtful accounts of $22,301 at March 31, 2024 and $75,105 at December 31, 2023	344,409	855,633
Prepaid expenses and other current assets	25,648	19,912
Total current assets	453,231	1,193,986

Property and equipment, net	26,101	138,494
Goodwill and Intangible assets, net	682,503	786,062
Right of use Asset	250,738	-
Deposits	11,257	3,000
Total other assets	970,599	927,556
Total assets	$1,423,830	$2,121,542

LIABILITIES

Current liabilities:
Current portion of debt	$459,961	$575,077
Secured notes and convertible notes payable, net of debt discounts of $0 and $62,500 at March 31, 2024 and December 31, 2023, respectively	484,288	971,788
Current portion of operating lease liabilities	61,181	-
Accounts payable	2,921,691	3,028,905
Accrued expenses	268,830	265,569
Deferred compensation	3,549	102,286
Accrued interest	201,278	200,279
Customer deposits payable	62,986	62,986
Derivative liability	81,239	214,702
Total current liabilities	4,545,003	5,421,592

Long-term liabilities:
Long-term portion of debt	-	-
Long- term portion of operating lease liabilities	189,557	-
Total long-term liabilities	189,557	-

Total liabilities	4,734,560	5,421,592

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 and $0.0001 par value; 3,000,000,000 and 3,000,000,000 and shares authorized; 8,814,613 and 8,814,613 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$881	$881
Preferred Stock, $0.0001 and $0.0001 par value, $1 and $1 per share stated value, 5,000,000 and 5,000,000 shares authorized; 52,000 and 52,000 shares of Series B Convertible Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	52,000	52,000
Additional paid-in capital	9,708,646	9,708,646
Accumulated deficit	(13,072,257)	(13,061,577)

Total stockholders’ deficit	(3,310,730)	(3,300,050)

Total liabilities and stockholders’ deficit	$1,423,830	$2,121,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2024 and 2023

(Unaudited)

	March 31, 2024	March 31, 2023

Revenues	$342,325	$178,763

Total revenues	342,325	178,763

Cost of revenues	71,583	71,445

Gross margin	270,742	107,318

Operating expenses:
Selling, general and administrative	268,280	166,712
Officers and directors’ compensation	41,500	53,400
Professional and consulting	11,069	10,143
Provision for doubtful accounts	(51,087)	(1,618)
Depreciation and amortization	58,403	73,387
Total operating expenses	328,165	302,024

Operating (loss)	(57,423)	(194,706)

Other income/(expense):
Derivative liability gain/(loss)	133,463	7,464
Loss on Conversion of Notes Payable and accrued interest	-	(31,903)
Gain on Asset Disposition	-	43,565
Interest expense (including amortization of debt discounts of $62,500 and $12,500, respectively)	(66,118)	(34,944)
Total other income (expense)	67,345	(15,818)
Income (loss) from continuing operations	9,922	(213,127)
Discontinued operations (Note C)
Operations of DG Research Inc	(46,990)	2,603
Gain on sale of assets of DG Research Inc	26,388	-
Income (loss) from discontinued operations	(20,602)	2,603
Net (loss)	$(10,680)	$(210,524)

Net loss per common share – basic and diluted;
Continuing operations	$0.00	$(0.17)
Discontinued operations	(0.00)	0.00
Total	$(0.00)	$(0.17)

Basic and diluted weighted-average common shares outstanding	8,814,613	1,245,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Unaudited)

For the three months ended March 31, 2024:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2023	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,061,577)	$(3,300,050)

Net loss for the three months ended March 31, 2024	-	-				(10,680)	(10,680)
Balances at March 31, 2024	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,072,257)	$(3,310,730)

For the three months ended March 31, 2023:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2023	52,000	$52,000	1,147,827	$115	$8,761,354	$ (12,371,437)	$(3,557,968)
Issuance of common stock in satisfaction of notes payable	-	-	116,318	11	60,922	-	60,933
Net loss for the three months ended March 31, 2023	-	-	-	-	-	(210,524)	(210,524)
Balances at March 31, 2023	52,000	$52,000	1,264,145	$126	$8,822,276	$(12,581,961)	$(3,707,559)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2024 and 2023

(Unaudited)

	March 31, 2024	March 31, 2023

OPERATING ACTIVITIES:
Net income (loss) for the period	$(10,680)		$(210,524)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,729		73,387
Gain on sale of assets of DG Research Inc.	(26,388)		-
Gain on asset disposition	-		(43,565)
Provision for doubtful accounts	(51,087)		(1,618)
Amortization of debt discounts	62,500		12,500
Derivative liability (income) expense	(133,463)		(7,464)
Loss on conversion of notes	-		31,903
Changes in operating assets and liabilities:
Accounts receivable	562,320		45,685
Prepaid expenses and other current assets	(5,736)		(5,180)
Deposits	(8,257)		-
Accounts payable	(108,612)		(14,114)
Accrued expenses	3,261		30,700
Deferred compensation	(98,737)		1,677
Accrued interest	999		19,314
Net cash provided by (used in) operating activities	254,849		(67,299)

INVESTING ACTIVITIES:
Proceeds from sale of assets of DG Research Inc.	175,000		-
Proceeds from disposition of asset	-		51,585
Net cash provided in investing activities	175,000		51,585

FINANCING ACTIVITIES:
Repayment of secured notes and convertible notes payable	(550,000)		-
Increase (decrease) in other debt -net	(115,116)		(20,696)
Net cash provided by (used in) financing activities	(665,116)		(20,696)

NET INCREASE (DECREASE) IN CASH	(235,267)		(36,410)

CASH, BEGINNING OF PERIOD	318,441		36,616

CASH, END OF PERIOD	$83,174		$206

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,619	$
Income taxes	$-		$-
Non-Cash investing and financing activities:
Issuance of common stock in satisfaction of debt:
Fair Value of Common Stock Issued	$-		$60,933
Notes Payable Satisfied			(29,030)
Accrued Interest Satisfied	-		-
Loss on conversions of notes payable	$-		$31,903
Right of use asset acquired January 1, 2024	$259,237		$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

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

For the three months ended March 31, 2024 and 2023

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

Securities Purchase Agreement

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 667 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 667 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92, which had a balance of $49,179 at December 31,2023, bore interest at 7% per annum and was due on December 18, 2021. The transaction closed on October 19, 2021. LES provides asbestos removal and other remediation services to customers.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE A – ORGANIZATION (continued)

Reverse Stock Split

On June 20, 2023, the Company effectuated a 1 for 1,500 shares reverse stock split which reduced the issued and outstanding shares of common stock from 1,896,216,952 shares to 1,264,165 shares. The accompanying financial statements have been retroactively restated to reflect this reverse split stock.

Sale of AMWASTE

On March 20, 2024, Deep Green Waste & Recycling, Inc. and its subsidiary DG Research Inc. dba AMWASTE (“DGRI”), along with Tyler’s Couch, LLC, a single member LLC owned by Bill Edmonds, Deep Green’s Chairman and CEO, (collectively, the “Sellers”) completed the sale of substantially all of the assets of DGRI to Amwaste of Georgia, LLC (“Buyer”) for a total purchase price of $185,000. The sale included DGRI’s business assets, equipment, contracts, leases, and intellectual property related to its waste management business located in Glynn County, Georgia. The purchase price was allocated $175,000 to Deep Green and $10,000 to Tyler’s Couch, LLC.

The sale was governed by the terms of the Purchase and Sale Agreement dated February 19, 2024. Key assets transferred included trucks, containers, equipment, the “Amwaste” trade name and related intellectual property, customer lists, contracts and open work orders. Excluded assets were minimal. The agreement contained customary representations, warranties and covenants by the Sellers.

The transaction allows Deep Green to divest its Amwaste subsidiary and assets in Georgia. Bill Edmonds, as an affiliate of Deep Green and the owner of the single member Tyler’s Couch LLC, was a key party to the agreement on the sell side. The sale indicates Deep Green is streamlining its business and provides it with additional cash proceeds.

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2024. These financial statements should be read in conjunction with that report.

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

For the three months ended March 31, 2024 and 2023

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2024 and December 31, 2023, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Except for the derivative liability (see NOTE J), where Level 2 inputs were used, we had no financial assets or liabilities carried and measured at fair value on a recurring or nonrecurring basis during the periods presented.

For nonrecurring fair value measurements of issuances of common stock for services and in satisfaction of convertible notes payable and accrued interest (see NOTE K), we used Level 2 inputs.

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

For the three months ended March 31, 2024 and 2023

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through March 31, 2024, the Company has not experienced impairment losses on its long-lived assets.

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

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Amortizable Intangible Assets

Amortizable intangible assets consist of the customer lists and covenants not to compete acquired in connection with the Lyell Environmental Services, Inc. acquisition on October 19, 2021.

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

For the three months ended March 31, 2024 and 2023

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

For the periods presented, we have excluded the shares issuable from the convertible notes payable (see NOTE I) and the warrants (see NOTE K) from our diluted net loss per share calculation as the effect of their inclusion would be anti-dilutive.

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

For the three months ended March 31, 2024 and 2023

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

The Company early adopted ASU 2017-11. As a result, we have not recognized the fair value of the warrants containing down round features as liabilities. Please see NOTE K - CAPITAL STOCK for further information.

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

NOTE C – LOSS FROM DISCONTINUED OPERATIONS

On March 20, 2024, the Company and its subsidiary: DG Research Inc. (“Amwaste”), along with Tyler’s Couch, LLC completed the sale of substantially all of the assets of Amwaste for a total sale price of $185,000.

For the three months ended March 31,2024 and March 31, 2023, the income (loss) from discontinued operations of Amwaste consisted of.

	March 31, 2024	March 31, 2023

Revenues	$25,065	$26,691

Cost of revenues	28,749	21,903

Gross margin	(3,684)	4,788

Operating expenses:

Selling, general and administrative	32,980	30,766
Depreciation of property and equipment	5,561	9,534
Amortization of intangible assets	4,765	5,450
Total operating expenses	43,306	45,750
Loss from operations	(46,990)	(40,962)
Gain in disposition of property	-	43,565
Income (loss) from discontinued operations	$(46,990)	$2,603

The gain on sale of assets of Amwaste was calculated as follows;
Sales price received by Company	$175,000
Carrying cost of assets sold;
Property and equipment, net	107,194
Intangible assets, net	41,418
Total carrying cost of assets sold	148,612
Gain on sale of assets of Amwaste	$26,388

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	March 31, 2024 (Unaudited)	December 31, 2023
Office equipment	$52,113	$54,286
Waste and Recycling Equipment	97,499	303,159
Furniture and Fixtures	1,390	-
Total	151,002	357,445

Accumulated depreciation and amortization	(124,901)	(218,951)

Net	$26,101	$138,494

For the three months ended March 31, 2024 and 2023, depreciation of property and equipment was $6,589 and $10,562, respectively.

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets consist of the following at:

	March 31, 2024 (Unaudited)	December 31, 2023
Customer list and convenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Service, Inc. closed on October 19,2021	$1,083,333	$1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	134,926	134,926
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	-	109,000
Total	1,218,259	1,327,259

Accumulated amortization	(535,756)	(541,197)

Net	$682,503	$786,062

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS (continued)

The customer lists and covenants not to compete are being amortized using the straight-line method over their estimated useful lives of five years. For the three months ended March 31, 2024 and 2023, amortization of intangible assets expense was $62,140 and $62,825, respectively.

At March 31, 2024, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2024 (excluding the three months ended March 31, 2024)	$162,500
2025	216,667
2026	168,410
Total	$547,577

NOTE F- RIGHT OF USE ASSET AND OPERATING LEASE LIABILIES

Effective January 1,2024, Lyell executed a Lease Agreement with a lessor to rent approximately 4,500 square feet of office and warehouse space in Hermitage Tennessee. The lease has a term of 61 months from January 1, 2024 to January 31, 2029. The lease provides for monthly rent ranging from $5,344 (year 1) to $6,195 (year 6).

At March 31, 2024 the future undiscounted minimum lease payments under the lease are:

Year ending December 31,	As of March 31,2024
2024	$48,096
2025	66,049
2026	68,030
2027	70,071
2028	72,173
2029	6,195
Total	$330,614

The operating lease liabilities totaling $250,738 at March 31,2024 as presented in the Consolidated Balance Sheet represents the discounted (at a 12% estimated incremental borrowing rate) value of the future lease payments of $330,614 at March 31,2024

For the three months ended March 31, 2024, and March 31, 2023, rent expense attributable to leases was $12,687 and $9,307, respectively.

NOTE G – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	March 31, 2024 (Unaudited)	December 31, 2023
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,217,071	2,325,693
Credit card obligations	217,005	215,597

Total	$2,921,691	$3,028,905

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

NOTE H – DEBT

Debt consists of the following at:

	March 31, 2024 (Unaudited)	December 31, 2023
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	$387,535	$387,535
Short-term capital lease	5,574	5,574
Note issued in Lyell acquisition	-	49,179
Loans payable to officers, interest at 8%, due on demand	17,707	23,547
Sales Tax Payable and payroll tax withholdings and liabilities	23,523	42,416
Due to seller of Lyell	25,156	25,156
Note payable to short term funding company	466	12,135
Note payable to officer, interest at 15% per annum, due on demand	-	29,535
Total	459,961	575,077
Current portion of debt	(459,961)	(575,077)
Long-term portion of debt	$-	$-

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE

Secured Notes and Convertible Notes Payable consist of:

	March 31, 2024 (Unaudited)	December 31, 2023
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021. (i)	$39,388	$189,388
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021. (ii)	69,900	219,900
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2023– (iii)	187,500	187,500
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2023– (iii)	187,500	187,500
Secured Promissory Note to Quick Capital, LLC: Issue date July 25, 2023 – net of unamortized discount of $31,250 at December 31, 2023 (iv)	-	93,750
Secured Promissory Note to BHP Capital NY Inc.: Issue date July 25, 2023 – net of unamortized discount of $31,250 at December 31, 2023 (iv)	-	93,750
Totals	$484,288	$971,788

(i)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021 As of March 31, 2024, $39,388 principal was due on the Quick Capital Note due October 14, 2022.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021. As of March 31, 2024, $69,900 principal was due on the BHP note due October 14, 2022. On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE (continued)

(iii)	On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of One Hundred Eighty-Seven Thousand Five Hundred and NO/100 Dollars ($187,500). The Notes have a term of one (1) year (“Maturity Date” of February 28, 2023) and shall have a one-time interest charge of ten percent (10%). The Borrower is to repay each Note with monthly payments as follows: (i) beginning on the four-month anniversary of the issue date, the Borrower is to pay $4,489.92 per month for months four through eleven, and (ii) then a balloon payment in the amount of $170,330.64 on the Maturity Date. The Notes are convertible into shares of Common Stock at any time after an Event of Default in any portion at the Default Conversion Price, in the sole discretion of the Holder. The “Default Conversion Price” shall mean $0.75 per share. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The transactions closed on March 2, 2022. On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

(iv)	On July 31, 2023, Lyell Environmental Services, Inc (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). These agreements provided operating capital for a large 5-month project. The combined loan amount was $750,000 and the purchase amount was $500,000. The project started on July 31, 2023 and was completed in December of 2023. The notes were secured by a first priority security interest in collateral specified in related Security Agreements and as further guaranteed by the Company (parent company of Lyell).

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE J - DERIVATIVE LIABILITY

The derivative liability at March 31, 2024 and December 31, 2023 consisted of:

	March 31, 2024 (Unaudited)	December 31, 2023
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.	$81,239	$214,702
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.	-	-
Total	$81,239	$214,702

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

The fair value of the derivative liability was measured at the respective issuance date and at March 31, 2024 and December 31, 2023 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2024 were (1) stock price of $0.0499 per share, (2) conversion price of $0.01624 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 5.49%. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2023 were (1) stock price of $0.03 per share, (2) conversion price of $0.01414 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 5.6%.

NOTE K - CAPITAL STOCK

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (continued)

At March 31, 2024 and December 31, 2023, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

On November 30, 2022, the Company issued 21,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $21,000 of a note payable to Bill Edmonds

At March 31, 2024 and December 31, 2023, there were 52,000 and 52,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (continued)

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

Common Stock Issuances

For the three months ended March 31, 2024 there were no issuances of common stock. For the fiscal year ended December 31, 2023, the Company issued and/or sold the following securities:

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (continued)

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

NOTE K - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2020	-	53	53
Warrants expired on February 19, 2021	-	(20)	(20)
Warrants expired on March 16, 2021	-	(33)	(33)
Warrant issued on July 2, 2021 (i)	-	3,333	3,333
Cashless exercise of warrant on September 21, 2021(i)	-	(3,333)	(3,333)
Two warrants issued on October 14, 2021 (ii)	-	88,889	88,889
Balance, December 31, 2021	-	88,889	88,889
2022 Option/Warrant Activity	-	-	-
Balance, December 31, 2022	-	88,889	88,889
Warrant cancelled effective June 16, 2023 (iii)	-	(44,444)	(44,444)
Balance, December 31, 2023 and March 31, 2024	-	44,445	44,445

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”). As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $30.00 per share for a term of 5-years. On September 21, 2021, the Company issued Labrys 3,008 shares of common stock as a cashless exercise of the warrant.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (continued)

The following table summarizes information about warrants outstanding as of March 31, 2024:

Description	Number Outstanding At March 31, 2024	Exercise Price	Expiration Date

Warrants issued October 14, 2021	44,445	22.50	October 14, 2026
Total	44,445

NOTE L - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the differences are as follows:

	Three Months Ended
	March 31, 2024 (Unaudited)	March 31, 2023 (Unaudited)
Expected tax at 21%	$(2,243)	$(44,210)
Non-deductible (non-taxable) derivative liability expense (income)	(28,027)	(1,567)
Non-deductible amortization of debt discounts	13,125	2,625
Non-deductible loss on conversions of notes payable and accrued interest	-	6,700
Increase (decrease) in Valuation allowance	17,145	36,262
Provision for (benefit from) income taxes	$-	$-

All tax years subsequent to 2019 remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of March 31, 2024 and December 31, 2023 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2024 and December 31, 2023. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at March 31, 2024 for the years 2004 to 2017 expires in varying amounts from year 2024 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE M - COMMITMENTS AND CONTINGENCIES

Occupancy

Corporate Office

Our current office space is located at 3524 Central Pike, #310, Hermitage, TN 37076 pursuant to a 61-month lease.

Lyell Operations

In January 2024, Lyell moved its primary operations from 211 Shady Grove Rd, Nashville, TN 37214 to 3524 Central Pike, Suite 310, Hermitage, Tennessee, 37076. The new lease has a 61 month term with a monthly rent of $5,344 per month with provisions for annual increases.

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan (ISP), the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. On December 31, 2023, the Company once again extended Mr. Bradford’s employment agreement, this time for a period of three years. For the three months ended March 31, 2024 and 2023, compensation to Mr. Bradford expensed under the above employment agreement was $10,500 and $10,500, respectively. As of March 31, 2024 and December 31, 2023, accrued compensation due Mr. Bradford was $58,750 and $52,500, respectively. As of March 31, 2024 and December 31, 2023, the deferred compensation balance due Mr. Bradford was $0 and $0, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. On December 31, 2023, the Company once again extended Mr. Edmonds’ employment agreement, this time for a period of three years. Effective January 1, 2023, Mr. Edmonds agreed to resume a monthly salary of $3,500. For the three months ended March 31, 2024 and 2023, compensation to Mr. Edmonds expensed under the above employment agreement was $10,500 and $0, respectively. As of March 31, 2024 and December 31, 2023, the deferred compensation balance due Mr. Edmonds was $3,549 and $102,286, respectively. As of March 31, 2024 and December 31, 2023 the accrued board salary balance due Mr. Edmonds was $30,000 and $25,000, respectively. As of March 31, 2024 and December 31, 2023 the accrued officer salary balance due Mr. Edmonds was $31,500 and $42,000, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 333 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 4,020 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares vested 113 shares each month after the Stock Grant date, December 4, 2019, over a three-year period. The number of shares vested shall be adjusted in the event of subsequent stock splits. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the three months ended March 31, 2024, and 2023, compensation to Mr. Spencer expensed under the employment agreement was $10,500 and $10,500, respectively. As of March 31, 2024, and December 31, 2023, the accrued cash compensation due Mr. Spencer was $42,000 and $69,250, respectively. As of March 31,2024, and December 31, 2023, the accrued board salary balance due Mr. Spencer was $30,000 and $25,000, respectively. On December 31, 2023, the Company extended Mr. Spencer’s employment agreement for a three-year period.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

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

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At March 31, 2024, the accrued compensation due Mr. Spencer under this agreement was $30,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At March 31, 2024, the accrued compensation due Mr. Edmonds under this agreement was $30,000.

Major Customers

For the three month period ended March 31, 2024, two customers accounted for 42% and 16%, respectively, of total revenues. For the three month period ended March 31, 2023, one customer accounted for 10% of total revenues

Legal

As indicated in NOTE G – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,434,076, which are mostly past due and remain unpaid by Deep Green. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018.

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

On June 1, 2023 the Company received notification that the Supreme Court of the State of New York dismissed the fraud and conversion claims brought by MD Global, LLC and further ruled that former CEO Lloyd Spencer should not be a party to the case. On May 29, 2024, the parties executed a stipulation of discontinuance to dismiss the case.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE N - GOING CONCERN UNCERTAINTY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of March 31, 2024, we had cash of $83,174, current assets of $453,231, current liabilities of $4,545,003 and an accumulated deficit of $13,072,257. For the three months ended March 31, 2024 and 2023, we had net losses of $10,680 and $210,524 respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through June 2025.

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

Discussion for the three months ended March 31, 2024 and March 31, 2023 (Unaudited):

Results of Operations:

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change
Gross revenue	$342,325	$178,763	$163,562
Cost of Sales	71,583	71,445	138
Gross Profit	270,742	107,318	163,424
Operating expenses	328,165	302,024	26,141
Operating (Loss)	(57,423)	(194,706)	137,283
Other Income (Expense)	67,345	(15,818)	83,163
Net Income (Loss)	(10,680)	(210,524)	199,844
Net loss per share - basic and diluted	$(0.0012)	$(0.1690)	$0.1678

Revenues

For the three months ended March 31, 2024 and 2023, we generated $342,325 and $178,763 revenue, respectively The $163,562 year-over-year increase is driven primarily by an increase in asbestos and radon remediation within our Nashville operations.

Cost of Sales

Our cost of sales were effectively flat at $71,583 and $71,445 for the three months ended March 31, 2024 and 2023, respectively. This highlights our low cost of performing remediation work.

Gross Profit

As a result of our strong first quarter revenue,our gross profit was $270,742 and $107,318 for the three months ended March 31, 2024 and 2023, respectively.

Operating expenses

Our operating expenses of $328,165 are up $26K year-over-year as we added staff and a larger facility ($80K) to handle increased demand and that was tempered by favorable bad debt reserve adjustment ($52K).

Operating Loss

Our operating income (loss) was ($57,423) and operating loss ($194,706) for the three months ended March 31, 2024 and 2023, respectively

We anticipate that our cost of revenues will increase in 2024 and for the foreseeable future as we continue to build out our remediation services and identify acquisition opportunities in the waste and recycling sector.

Other Income (Expense)

Other Income improved to $67,345 for the three months ended March 31, 2024. This was largely driven by a non-cash derivative valuation adjustment of $133K. Other income was $(15,818) for the three months ended March 31, 2023 and included interest expense of $(34,944) and derivative liability gain of $7,464.

Net Income

The Company’s loss was ($10,680) for the three months ended March 31, 2024 compared to a loss of ($210,524) for the same period in 2023. This represents a $200K year-over-year improvement.

Liquidity and Capital Resources

At March 31, 2024, we had current assets of $453,231 and current liabilities of $4,545,003 resulting in negative working capital of $4,091,772, of which $2,921,691 was accounts payable and $201,278 was included in accrued interest. At March 31, 2024, we had total assets of $1,423,830 and total liabilities of $4,734,560 resulting in stockholders’ deficit of $(3,310,730).

At December 31, 2023, we had current assets of $1,193,986 and current liabilities of $5,421,592 resulting in negative working capital of $4,227,606, of which $3,028,905 was accounts payable and $102,286 was included in deferred compensation. At December 31, 2023, we had total assets of $2,121,542 and total liabilities of $5,421,592 resulting in stockholders’ deficit of $(3,300,050).

Accounts Payable

At March 31, 2024, the Company had accounts payable of $2,921,691 that consisted of $487,615 in default judgments due to prior vendors, $2,217,071 due to vendors for materials and services and $217,005 due for credit card obligations.

At December 31, 2023, the Company had accounts payable of $3,028,905 that consisted of $487,615 in default judgments due to prior vendors, $2,325,693 due to vendors for materials and services and $215,599 due for credit card obligations.

Debt

At March 31, 2024, the Company had outstanding secured notes and convertible notes payable of $484,288 and other debt of $459,961. Please see NOTE H – DEBT and NOTE I - SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.

At December 31, 2023, the Company had outstanding secured notes and convertible notes payable of $971,488 and other debt of $575,077. Please see NOTE H – DEBT and NOTE I- SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.

Cash on Hand

Our cash on hand as of March 31, 2024 and December 31, 2023 was $83,174 and $318,441, respectively.

Satisfaction of Outstanding Liabilities

As of March 31, 2024, the Company has a liability of $487,615 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. Please see NOTE N - GOING CONCERN UNCERTAINTY for further information.

Debt

Our Debt was $459,961 and $575,077 at March 31, 2024 and December 31, 2023, respectively. Included within the Debt was the following at March 31, 2024: (i) $387,535 due under Factor agreement with AEC Yield Capital, LLC and Notice of Default; (ii) $5,574 due under a short-term capital lease; and (iii) $66,852 in other debt. Please see NOTE H – DEBT for further information.

Convertible Notes

On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021 As of March 31, 2024, $39,388 principal was due on the Quick Capital Note and $69,900 principal was due on the BHP Capital Note.

Cash Flows

We had net cash provided by (used in) operating activities for the three months ended March 31, 2024 and 2023 of $254,849 and $ (67,299), respectively.

We had net cash provided in investing activities for the three months ended March 31, 2024 and 2023 of $175,000 and $51,585, respectively. First quarter 2024 proceeds were from the sale of Amwaste rolloff operations.

We had net cash used by financing activities for the three months ended March 31, 2024 and 2023 of $665,116 and $20,696, respectively. First quarter use of funds were used to pay back the 2023 funding that was needed for our large remediation project at Vanderbilt University Medical Center.

Required Capital Over the Next Twelve Months

We expect to incur losses from operations for the near future. We believe we will have to raise an additional $500,000 to expand our operations over the next twelve months, including roughly $50,000 to remain current in our filings with the SEC. The additional funds will be utilized for hiring ancillary staff and key personnel, corporate website and SEO development, acquisition(s) in the waste and recycling management sector and day-to-day operations.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 31, 2022, management became aware of a Summons of Notice filed by Owen May and MD Global Partners with the State of New York which names Lloyd T. Spencer and Deep Green Waste & Recycling. The summons claims breach of contract and other unsubstantiated accusations seeking $350,000 in compensatory damages and $3,500,000 in punitive damages. Deep Green retained legal counsel in Manhattan, NY to refute the claims. On 5/29/2024, a Stipulation to Discontinue with Prejudice was filed and accepted by the Supreme Court of the State of New York.

Other than the aforementioned case which has now been dismissed, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the three months ended March 31, 2024, the Company issued and/or sold the following unregistered securities:

Common Stock

For the three months ended March 31, 2024

None.

Preferred Stock

For the three months ended March 31, 2024

None.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
2.1	Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.2	Articles of Merger of Deep Green Acquisition, LLC and Deep Green Waste & Recycling, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.3	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.4	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Columbia Financial services, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with St. James Capital Management, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.6	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with Mirabile Corporate Holdings, Inc. dated August 7, 2018 (previously filed with Form S-1 on March 18, 2020)
3.1	Articles of Incorporation Evader, Inc. dated August 24, 1995 (previously filed with Form S-1 on March 18, 2020)
3.2	Certificate of Correction for Evader, Inc. dated December 28, 2005 (previously filed with Form S-1 on March 18, 2020)
3.3	Certificate of Designation of Series A Preferred Stock dated July 18, 2010 (previously filed with Form S-1 on March 18, 2020)
3.4	Articles of Conversion of Evader, Inc., Inc. dated April 25, 2012 effective May 25, 2012 (previously filed with Form S-1 on March 18, 2020)
3.5	Restated Certificate of Incorporation of Evader, Inc., Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.6	Bylaws of Evader, Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.7	Amendment to Articles of Incorporation of Evader, Inc. dated July 24, 2014 (previously filed with Form S-1 on March 18, 2020)
3.8	Amendment to Articles of Incorporation of Evader, Inc. dated August 14, 2014 (previously filed with Form S-1 on March 18, 2020)
3.9	Amendment to Articles of Incorporation of Evader, Inc. dated December 8, 2014 (previously filed with Form S-1 on March 18, 2020)
3.10	Amendment to Articles of Incorporation of Evader, Inc. dated August 13, 2015 (previously filed with Form S-1 on March 18, 2020)
3.11	Amendment to Articles of Incorporation of Evader, Inc. dated July 20, 2017 (name change to Critical Clothing, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.12	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
3.13	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated November 6, 2017 (name change to Deep Green Waste & Recycling, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.14	Certificate of Designation Series B Convertible Preferred Stock dated January 22, 2020 (previously filed with Form S-1 on March 18, 2020)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on March 18, 2020)

10.1	Board of Directors Services Agreement with Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.2	Board of Directors Services Agreement with Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.3	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.4	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.5	Employment Agreement between Deep Green Waste & Recycling, Inc. and Lloyd Spencer dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.6	Employment Agreement between Deep Green Waste & Recycling, LLC and David Bradford dated January 1, 2016 (previously filed with Form S-1 on March 18, 2020)
10.7	Employment Agreement between Deep Green Waste & Recycling, LLC and Bill Edmonds dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.8	Employment Agreement between Deep Green Waste & Recycling, Inc. and Josh Beckham dated February 5, 2018 (previously filed with Form S-1 on March 18, 2020)
10.9	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with David Bradford dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.10	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with Bill Edmonds dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.11	Consulting Agreement between Deep Green Waste & Recycling, Inc. and Sylios Corp dated December 16, 2019 (previously filed with Form S-1 on March 18, 2020)
10.12	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.13	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.14	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.15	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.16	Acknowledgement of Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.17	Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.18	Convertible Promissory Note between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.19	Common Stock Purchase Warrant Agreement between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.20	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CFSI acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.21	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CARE acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.22	Notice of Default submitted by AEC Yield Capital, LLC dated July 31, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.23	Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated December 16, 2016 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.24	First Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated January 26, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.25	Second Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)

10.26	Third Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.27	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and C Alvin Roberds, Jr. dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.28	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and C Alvin Roberds, Jr. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.29	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Mary Williams dated February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.30	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Mary Williams. dated as of February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.31	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Ellen Bailey dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.32	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Ellen Bailey. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.33	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.34	Registration Rights Agreement between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.35	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.36	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.37	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.38	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.39	ASSET PURCHASE AGREEMENT between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.40	Promissory Note between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.41	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.42	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.43	Consulting Agreement between the Company and Sylios Corp dated February 12, 2021 (previously filed with Form S-1 on April 16, 2021)
10.44	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Bill Edmonds dated April 9, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.45	Consulting Agreement between the Company and Sylios Corp dated May 10, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.46	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.47	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.48	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.49	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.50	Amendment to Consulting Agreement between the Company and Sylios Corp dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.51	Finder’s fee agreement between the Company and J.H. Darbie & Co., Inc. dated May 13, 2021 (previously filed with Form S-1/A on June 17, 2021)

10.52	Promissory Note between Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.53	Securities Purchase Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.54	Common Stock Purchase Warrant Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.55	Stock Purchase Agreement between Deep Green Waste & Recycling, Inc., Jeremy Lyell and Lyell Environmental Services, Inc. dated July 11, 2021
10.56+	Purchase and Sale Agreement between DG Research Inc, dba AMWASTE, DEEP GREEN WASTE & RECYCLING, INC., and Tyler’s Couch, LLC (collectively, the “Sellers”), and AMWASTE OF GEORGIA, LLC (“Buyer”). dated February 19, 2024
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on March 18, 2020)
21.1	Certificate of Organization of Deep Green Waste & Recycling, LLC dated August 2, 2011 (previously filed with Form S-1 on March 18, 2020)
21.2	Articles of Incorporation of Jetty Enterprises, Inc. dated November 4, 1987 (previously filed with Form S-1 on March 18, 2020)
21.3	Amendment to Articles of Incorporation for Jetty Enterprises, Inc. dated May 21, 2993 (name change to Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
21.4	Articles of Incorporation for Columbia Financial Services, Inc. dated October 3, 1988 (previously filed with Form S-1 on March 18, 2020)
21.5	Articles of Incorporation of DG Research, Inc. dated July 22, 2020 (previously filed with Form S-1 on April 16, 2021)
31.1+	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Deep Green Waste & Recycling, Inc.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 17, 2024

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Bill Edmonds
Bill Edmonds
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

