Form 10-Q
period 2024-06-30
Deep Green Waste & Recycling, Inc.
filed 2024-09-13
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
None

As of September 13, 2024, there were 8,814,613 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

4

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$69,438	$318,441
Accounts receivable, net of allowance for doubtful accounts of $18,060 at June 30, 2024 and $75,105 at December 31, 2023	314,748	855,633
Prepaid expenses and other current assets	18,060	19,912
Total current assets	402,246	1,193,986

Property and equipment, net	18,620	138,494
Goodwill and Intangible assets, net	625,128	786,062
Right of use Asset	219,459	-
Deposits	8,457	3,000
Total other assets	871,664	927,556
Total assets	$1,273,910	$2,121,542

LIABILITIES

Current liabilities:
Current portion of debt	$440,719	$575,077
Secured notes and convertible notes payable, net of debt discounts of $0 and $62,500 at June 30, 2024 and December 31, 2023, respectively	484,288	971,788
Current portion of operating lease liabilities	58,493	-
Accounts payable	2,883,824	3,028,905
Accrued expenses	324,210	265,569
Deferred compensation	3,484	102,286
Accrued interest	166,198	200,279
Customer deposits payable	62,986	62,986
Derivative liability	31,492	214,702
Total current liabilities	4,455,694	5,421,592

Long-term liabilities:
Long-term portion of debt	-	-
Long- term portion of operating lease liabilities	160,966	-
Total long-term liabilities	160,966	-

Total liabilities	4,616,660	5,421,592

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 and $0.0001 par value; 3,000,000,000 and 3,000,000,000 and shares authorized; 8,814,613 and 8,814,613 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	881	881
Preferred Stock, $0.0001 and $0.0001 par value, $1 and $1 per share stated value, 5,000,000 and 5,000,000 shares authorized; 52,000 and 52,000 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	52,000	52,000
Additional paid-in capital	9,708,646	9,708,646
Accumulated deficit	(13,104,277)	(13,061,577)

Total stockholders’ deficit	(3,342,750)	(3,300,050)

Total liabilities and stockholders’ deficit	$1,273,910	$2,121,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

	For the Three months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$311,029	$196,531	$653,354	$348,603

Total revenues	311,029	196,531	653,354	348,603

Cost of revenues	73,192	40,591	144,775	90,133
Gross margin	237,837	155,940	508,579	258,470

Operating expenses:
Selling, general and administrative, including stock based compensation of $0, $149,225, $0, and $149,225 respectively.	270,428	273,494	538,708	409,440
Officers and directors’ compensation (including stock-based compensation of $0, $705,000, $0, and $705,000 respectively)	28,300	742,400	69,800	795,800
Professional and consulting	76,267	41,090	87,336	51,233
Provision for doubtful accounts	(3,660)	2,209	(54,747)	591
Depreciation and Amortization	64,856	58,404	123,259	116,807
Total operating expenses	436,191	1,117,597	764,356	1,373,871

Operating loss	(198,354)	(961,657)	(255,777)	(1,115,401)

Other (expense) income:
Derivative liability income (expense)	49,747	9,996	183,210	17,460
Loss on conversions of debt	-	(22,900)	-	(54,803)
Gain on settled accounts payable	81,442	-	81,442	-
Interest income (expense) (including amortization of debt discounts of $0, $0, $62,500 and $12,500 respectively)	35,145	(55,839)	(30,973)	(90,783)
Total other (expense) income	166,334	(68,743)	233,679	(128,126)
Income (loss) from continuing operations	(32,020)	(1,030,400)	(22,098)	(1,243,527)
Discontinued operations (Note C):
Operations of DG Research Inc	-	(32,665)	(46,990)	(30,062)
Gain on sale of assets of DG Research Inc	-	-	26,388	-
Income (loss) from discontinued operations	-	(32,665)	(20,602)	(30,062)
Net Loss	$(32,020)	$(1,063,065)	$(42,700)	$(1,273,589)
Net loss per common share- basic and diluted:
Continuing operations	$(0.00)	$(0.77)	$(0.00)	$(0.96)
Discontinued operations	-	(0.02)	(0.00)	(0.02)
Total	$(0.00)	$(0.79)	(0.00)	$(0.98)
Weighted average number of common shares outstanding – basic and diluted	8,814,613	1,347,163	8,814,613	1,296,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Unaudited)

For the three and six months ended June 30, 2024:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2023	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,061,577)	$(3,300,050)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	(10,680)	(10,680)
Balances at March 31, 2024	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,072,257)	$(3,310,730)
Net loss for the three months ended June 30,2024	-	-	-	-	-	(32,020)	(32,020)

Balance at June 30,2024	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,104,277)	$(3,342,750)

For the three and six months ended June 30, 2023:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2022	52,000	$52,000	1,147,827	$115	$8,761,354	$(12,371,437)	$(3,357,968)
Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	116,318	11	60,922	-	60,933
Net loss for the three months ended March 31, 2023	-	-	-	-	-	(210,524)	(210,524)
Balance at March 31, 2023	52.000	$52,000	1,264,145	$126	$8,822,276	$(12,581,961)	$(3,707,559)
Issuance of common stock incentives for officers and directors	-	-	6,000,000	600	704,400	-	705,000
Issuance of common stock incentives for employees	-	-	1,270,000	127	149,098	-	149,225
Issuance of common stock in satisfaction for consulting services	-	-	280,000	28	32,872	-	32,900
Net loss for the three months ended June 30, 2023	-	-	-	-	-	(1,063,065)	(1,063,065)
Balance at June 30,2023	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,645,026)	$(3,883,499)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2024 and 2023

(Unaudited)

	June 30, 2024	June 30, 2023

OPERATING ACTIVITIES:
Net income (loss) for the period	$(42,700)	$(1,273,589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	133,585	146,775
Gain on sale of assets of DG Research Inc.	(26,388)	-
Gain on asset disposition	-	(43,565)
Gain on settled accounts payable	81,442	-
Provision for doubtful accounts	(54,747)	591
Amortization of debt discounts	62,500	12,500
Derivative liability (income) expense	(183,210)	(17,460)
Loss on conversion of notes	-	54,803
Stock based compensation	-	854,225
Changes in operating assets and liabilities:
Accounts receivable	597,349	87,080
Prepaid expenses and other current assets	1,852	(4,438)
Deposits	(5,457)	-
Accounts payable	(228,240)	(26,515)
Accrued expenses	58,642	60,658
Deferred compensation	(98,802)	3,384
Accrued interest	(34,081)	25,315
Net cash provided by (used in) operating activities	261,745	(120,236)

INVESTING ACTIVITIES:
Proceeds from sale of assets of DG Research Inc.	175,000	-
Proceeds from disposition of asset	-	51,585
Purchases of property and equipment	(1,390)	-
Net cash provided in investing activities	173,610	51,585

FINANCING ACTIVITIES:
Repayment of secured notes and convertible notes payable	(550,000)	-
Increase (decrease) in other debt -net	(134,358)	62,330
Net cash provided by (used in) financing activities	(684,358)	62,330

NET INCREASE (DECREASE) IN CASH	(249,003)	(6,321)

CASH, BEGINNING OF PERIOD	318,441	36,616

CASH, END OF PERIOD	$69,438	$30,295

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$—
Income taxes	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in satisfaction of debt:
Fair Value of Common Stock Issued	$-	$60,933
Notes Payable Satisfied	-	(29,030)
Accrued Interest Satisfied	-	-
Loss on conversions of notes payable	$-	$31,903
Issuance of common stock in satisfaction of consulting services accounts payable
Fair value of common stock issued	$-	$32,900
Accounts payable satisfied	-	(10,000)
Loss on satisfaction of accounts payable	$-	$22,900
Right of use asset acquired January 1, 2024	$259,237	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

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

For the six months ended June 30, 2024 and 2023

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

For the six months ended June 30, 2024 and 2023

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the six month periods ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2024. These financial statements should be read in conjunction with that report.

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

For the six months ended June 30, 2024 and 2023

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2024 and December 31, 2023, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the six months ended June 30, 2024 and 2023

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through June 30, 2024, the Company has not experienced impairment losses on its long-lived assets.

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

For the six months ended June 30, 2024 and 2023

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

For the six months ended June 30, 2024 and 2023

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

For the six months ended June 30, 2024 and 2023

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

NOTE C – LOSS FROM DISCONTINUED OPERATIONS

On March 20, 2024, the Company and its subsidiary, DG Research Inc. (“Amwaste”), along with Tyler’s Couch, LLC, completed the sale of substantially all of the assets of Amwaste for a total sale price of $185,000.

For the three and six months ended June 30, 2024 and June 30, 2023, the income (loss) from discontinued operations of Amwaste consisted of.

Three months ended Six months ended

	June 30 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$-	$36,816	$25,065	$63,507

Cost of revenues	-	19,325	28,749	41,138

Gross margin	-	17,581	(3,684)	22,369

Operating expenses:

Selling, general and administrative	-	35,262	32,980	66,028
Depreciation of property and equipment	-	9,534	5,561	19,068
Amortization of intangible assets	-	5,450	4,765	10,900
Total operating expenses	-	50,246	43,306	95,996
Loss from operations	-	(32,665)	(46,990)	(73,627)
Gain in disposition of property	-	-	-	43,565
Income (loss) from discontinued operations	$-	$(32,665)	$(46,990)	$(30,062)

The gain on sale of assets of Amwaste on March 20, 2024 was calculated as follows:
Sales price received by Company	$ 175,000
Carrying cost of assets sold;
Property and equipment, net	107,194
Intangible assets, net	41,418
Total carrying cost of assets sold	148,612
Gain on sale of assets of Amwaste	$26,388

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

(Unaudited)

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	June 30, 2024 (Unaudited)	December 31, 2023
Office equipment	$52,113	$54,286
Waste and Recycling Equipment	97,499	303,159
Furniture and Fixtures	1,390	-
Total	151,002	357,445

Accumulated depreciation and amortization	(132,382)	(218,951)

Net	$18,620	$138,494

For the six months ended June 30, 2024 and 2023, depreciation of property and equipment was $8,508 and $2,056, respectively.

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets consist of the following at:

	June 30, 2024 (Unaudited)	December 31, 2023
Customer list and covenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Service, Inc. closed on October 19,2021	$1,083,333	$1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	134,926	134,926
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	-	109,000
Total	1,218,259	1,327,259

Accumulated amortization	(593,131)	(541,197)

Net	$625,128	$786,062

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

(Unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS (continued)

The customer lists and covenants not to compete are being amortized using the straight-line method over their estimated useful lives of five years. For the six months ended June 30, 2024 and 2023, amortization of intangible assets expense was $114,751 and $114,751, respectively.

At June 30, 2024, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2024 (excluding the six months ended June 30, 2024)	$108,333
2025	216,667
2026	165,202
Total	$490,202

NOTE F- RIGHT OF USE ASSET AND OPERATING LEASE LIABILITIES

Effective January 1, 2024, Lyell executed a Lease Agreement with a lessor to rent approximately 4,500 square feet of office and warehouse space in Hermitage, Tennessee. The lease has a term of 61 months from January 1, 2024 to January 31, 2029. The lease provides for monthly rent ranging from $5,344 (year 1) to $6,195 (year 6).

At June 30, 2024 the future undiscounted minimum lease payments under the lease are:

Year ending December 31,	As of June 30,2024
2024	$32,063
2025	66,049
2026	68,030
2027	70,071
2028	72,173
2029	6,195
Total	$314,581

The operating lease liabilities totaling $219,459 at June 30, 2024 as presented in the Consolidated Balance Sheet represents the discounted (at a 12% estimated incremental borrowing rate) value of the future lease payments of $314,581 at June 30, 2024

For the six months ended June 30, 2024, and June 30, 2023, rent expense attributable to leases was $36,563 and $12,000, respectively.

NOTE G – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	June 30, 2024 (Unaudited)	December 31, 2023
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,181,877	2,325,693
Credit card obligations	214,332	215,597

Total	$2,883,824	$3,028,905

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

NOTE H – DEBT

Debt consists of the following at:

	June 30, 2024 (Unaudited)	December 31, 2023
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	$387,535	$387,535
Short-term capital lease	-	5,574
Note issued in Lyell acquisition	-	49,179
Loans payable to officers, interest at 8%, due on demand	12,707	23,547
Sales Tax Payable and payroll tax withholdings and liabilities	16,855	42,416
Due to seller of Lyell	23,156	25,156
Note payable to short term funding company	466	12,135
Note payable to officer, interest at 15% per annum, due on demand	-	29,535
Total	440,719	575,077
Current portion of debt	(440,719)	(575,077)
Long-term portion of debt	$-	$-

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

(Unaudited)

NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE

Secured Notes and Convertible Notes Payable consist of:

	June 30, 2024 (Unaudited)	December 31, 2023
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021. (i)	$39,388	$189,388
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021. (ii)	69,900	219,900
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2023– (iii)	187,500	187,500
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2023– (iii)	187,500	187,500
Secured Promissory Note to Quick Capital, LLC: Issue date July 25, 2023 – net of unamortized discount of $31,250 at December 31, 2023 (iv)	-	93,750
Secured Promissory Note to BHP Capital NY Inc.: Issue date July 25, 2023 – net of unamortized discount of $31,250 at December 31, 2023 (iv)	-	93,750
Totals	$484,288	$971,788

(i)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021 As of June 30, 2024, $39,388 principal was due on the Quick Capital Note due October 14, 2022.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021. As of June 30, 2024, $69,900 principal was due on the BHP note due October 14, 2022. On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

(Unaudited)

NOTE J - DERIVATIVE LIABILITY

The derivative liability at June 30, 2024 and December 31, 2023 consisted of:

	June 30, 2024 (Unaudited)	December 31, 2023
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.	$31,492	$214,702
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.	-	-
Total	$31,492	$214,702

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

The fair value of the derivative liability was measured at the respective issuance date and at June 30, 2024 and December 31, 2023 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2024 were (1) stock price of $0.0450 per share, (2) conversion price of $0.02534 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 5.49%. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2023 were (1) stock price of $0.03 per share, (2) conversion price of $0.01414 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 5.6%.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (continued)

At June 30, 2024 and December 31, 2023, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

On November 30, 2022, the Company issued 21,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $21,000 of a note payable to Bill Edmonds

At June 30, 2024 and December 31, 2023, there were 52,000 and 52,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

For the six months ended June 30, 2024 and 2023

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

Common Stock Issuances

For the six months ended June 30, 2024 there were no issuances of common stock. For the fiscal year ended December 31, 2023, the Company issued and/or sold the following securities:

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

For the six months ended June 30, 2024 and 2023

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

NOTE K - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2020	-	53	53
Warrants expired on February 19, 2021	-	(20)	(20)
Warrants expired on March 16, 2021	-	(33)	(33)
Warrant issued on July 2, 2021 (i)	-	3,333	3,333
Cashless exercise of warrant on September 21, 2021(i)	-	(3,333)	(3,333)
Two warrants issued on October 14, 2021 (ii)	-	88,889	88,889
Balance, December 31, 2021	-	88,889	88,889
2022 Option/Warrant Activity	-	-	-
Balance, December 31, 2022	-	88,889	88,889
Warrant cancelled effective June 16, 2023 (iii)	-	(44,444)	(44,444)
Balance, December 31, 2023 and June 30, 2024	-	44,445	44,445

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”). As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $30.00 per share for a term of 5-years. On September 21, 2021, the Company issued Labrys 3,008 shares of common stock as a cashless exercise of the warrant.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 per share for a term of 5-years. The Company agreed to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 14 days of the execution of the NPA. The Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on October 28, 2021 and declared effective on November 10, 2021. The transaction closed on October 19, 2021.

(iii)	On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (continued)

The following table summarizes information about warrants outstanding as of June 30, 2024:

Description	Number Outstanding At June 30, 2024	Exercise Price	Expiration Date

Warrants issued October 14, 2021	44,445	22.50	October 14, 2026
Total	44,445

NOTE L - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the differences are as follows:

	Six months Ended
	June 30, 2024 (Unaudited)	June 30, 2023 (Unaudited)
Expected tax at 21%	$(8,967)	$(267,454)
Non-deductible stock-based compensation	-	179,387
Non-deductible (non-taxable) derivative liability expense (income)	(38,474)	(3,667)
Non-deductible amortization of debt discounts	13,125	2,625
Non-deductible loss on conversions of notes payable and accrued interest	-	11,509
Increase (decrease) in Valuation allowance	34,316	77,600
Provision for (benefit from) income taxes	$-	$-

All tax years subsequent to 2019 remain subject to examination by the Internal Revenue Service .

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of June 30, 2024 and December 31, 2023 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2024 and December 31, 2023. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at June 30, 2024 for the years 2004 to 2017 expires in varying amounts from year 2024 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

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

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan (ISP), the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. On December 31, 2023, the Company once again extended Mr. Bradford’s employment agreement, this time for a period of three years. For the six months ended June 30, 2024 and 2023, compensation to Mr. Bradford expensed under the above employment agreement was $21,000 and $21,000, respectively. As of June 30, 2024 and December 31, 2023, accrued compensation due Mr. Bradford was $43,715 and $52,500, respectively. As of June 30, 2024 and December 31, 2023, the deferred compensation balance due Mr. Bradford was $0 and $0, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

(Unaudited)

NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. On December 31, 2023, the Company once again extended Mr. Edmonds’ employment agreement, this time for a period of three years. Effective January 1, 2023, Mr. Edmonds agreed to resume a monthly salary of $3,500. For the six months ended June 30, 2024 and 2023, compensation to Mr. Edmonds expensed under the above employment agreement was $21,000 and $0, respectively. As of June 30, 2024 and December 31, 2023, the deferred compensation balance due Mr. Edmonds was $3,484 and $102,286, respectively. As of June 30, 2024 and December 31, 2023 the accrued board salary balance due Mr. Edmonds was $25,000 and $25,000, respectively. As of June 30, 2024 and December 31, 2023 the accrued officer salary balance due Mr. Edmonds was $1,500 and $42,000, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 333 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 4,020 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares vested 113 shares each month after the Stock Grant date, December 4, 2019, over a three-year period. The number of shares vested shall be adjusted in the event of subsequent stock splits. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the six months ended June 30, 2024, and 2023, compensation to Mr. Spencer expensed under the employment agreement was $21,000 and $21,000, respectively. As of June 30, 2024, and December 31, 2023, the accrued cash compensation due Mr. Spencer was $74,875 and $69,250, respectively. As of June 30, 2024 and December 31, 2023, the accrued board salary balance due Mr. Spencer was $35,000 and $25,000, respectively. On December 31, 2023, the Company extended Mr. Spencer’s employment agreement for a three-year period.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

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

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At June 30, 2024, the accrued compensation due Mr. Spencer under this agreement was $35,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At June 30, 2024, the accrued compensation due Mr. Edmonds under this agreement was $25,000.

LES Gross Profit Incentive Plan

In the three months ended June 30,2024, our subsidiary Lyell Environmental Services, Inc, adopted the LES Gross Profit Incentive Plan. The plan was adopted to reward front line supervisors and project managers for exceeding established gross profit margin targets on a consistent basis. The incentive awards are calculated at 20% of the amount of gross profit margins (as defined) that exceed a baseline of 45%. On June 30, 2024, the Company recorded a $92,300 accrual for the estimated incentives earned by supervisors and project managers for the three-month periods ended December 31, 2023, March 31, 2024, and June 30, 2024.

Major Customers

For the six month period ended June 30, 2024, two customers accounted for 25% and 12%, respectively, of total revenues. For the six month period ended June 30, 2023, one customer accounted for 10% of total revenues.

Legal

As indicated in NOTE G – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,396,209, which are mostly past due and remain unpaid by Deep Green. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018.

On January 1, 2023, the Company received notification of a complaint filed in the Supreme Court of the State of New York by Owen May and MD Global. The complaint alleged “breach of contract, conversion, fraud, and securities fraud related to misconduct, failure to perform, theft, and deceit and intentional misrepresentations done with scienter about securities by Deep Green Waste & Recycling and Lloyd T Spencer”. The complaint sought $350,000.00 in compensatory damages, and $3,500,000.00 in punitive damages. The Company believed the complaint to be wholly without merit and filed to dismiss the case.

On June 1, 2023 the Company received notification that the Supreme Court of the State of New York dismissed the fraud and conversion claims brought by MD Global, LLC and further ruled that former CEO Lloyd Spencer should not be a party to the case. On May 29, 2024, the parties executed a Stipulation of Discontinuance With Prejudice to dismiss the case , which was accepted by the Court on May 30, 2024.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2024, we had cash of $69,438, current assets of $402,246, current liabilities of $4,455,694 and an accumulated deficit of $13,104,277. For the six months ended June 30, 2024 and 2023, we had net losses of $42,700 and $1,273,589 respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through September 2025.

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

Discussion for the six months ended June 30, 2024 and June 30, 2023 (Unaudited):

Results of Operations:

	Six months Ended
	June 30, 2024	June 30, 2023	$ Change
Gross revenue	$653,354	$348,603	$304,751
Cost of Sales	144,775	90,133	54,642
Gross Profit	508,579	258,470	250,109
Operating expenses	764,356	1,373,871	(609,515)
Operating (Loss)	(255,777)	(1,115,401)	859,624
Other Income (Expense)	233,679	(128,126)	361,805
Income (Loss) from continuing operations	(22,098)	(1,243,527)	1,221,429
Income (Loss) from discontinued operations	(20,602)	(30,062)	9,460
Net Loss	(42,700)	(1,273,589)	1,230,889
Net loss per share - basic and diluted	$(0.0048)	$(0.9823)	$0.9775

Revenues

For the six months ended June 30, 2024 and 2023, we generated $653,354 and $348,603 revenue, respectively. The $304,751 year-over-year increase is driven primarily by an increase in asbestos and radon remediation within our Nashville operations. We have been focusing on improving other channels of revenue and are pleased to see that the radon channel is leading the growth for 2Q 2024.

Cost of Sales

Our cost of sales were $144,775 and $90,133 for the six months ended June 30, 2024 and 2023, respectively. This highlights our low cost of performing remediation work.

Gross Profit

As a result of our increased remediation activity our gross profit was $508,579 and $258,470 for the six months ended June 30, 2024 and 2023, respectively representing a 97% increase in the year-over-year comparison.

Operating expenses

Our operating expenses of $764,356 are down from $1,373,871 year-over-year which was driven almost exclusively by 2023 non-cash stock compensation.

Operating Loss

Our operating loss was ($255,777) and ($1,115,401) for the six months ended June 30, 2024 and 2023, respectively.

We anticipate that our cost of revenues will increase in 2024 and for the foreseeable future as we continue to build out our remediation services and identify acquisition opportunities in the waste and recycling sector.

Other Income (Expense)

Other Income improved to $233,679 for the six months ended June 30, 2024. This was driven largely by noncash derivative adjustment and $81K trade payable gain.

Net Income

The Company’s loss was $(42,700) for the six months ended June 30, 2024 compared to a loss of ($1,273,589) for the same period in 2023. This represents a $1.2M year-over-year improvement.

Liquidity and Capital Resources

At June 30, 2024, we had current assets of $402,246 and current liabilities of $4,455,694 resulting in negative working capital of $4,053,448, of which $2,883,824 was accounts payable and $166.198 was included in accrued interest. At June 30, 2024, we had total assets of $1,273,910 and total liabilities of $4,616,660 resulting in stockholders’ deficit of $(3,342,750).

At December 31, 2023, we had current assets of $1,193,986 and current liabilities of $5,421,592 resulting in negative working capital of $4,227,606, of which $3,028,905 was accounts payable and $102,286 was included in deferred compensation. At December 31, 2023, we had total assets of $2,121,542 and total liabilities of $5,421,592 resulting in stockholders’ deficit of $(3,300,050).

Accounts Payable

At June 30, 2024, the Company had accounts payable of $2,883,824 that consisted of $487,615 in default judgments due to prior vendors, $2,181,877 due to vendors for materials and services and $214,332 due for credit card obligations.

At December 31, 2023, the Company had accounts payable of $3,028,905 that consisted of $487,615 in default judgments due to prior vendors, $2,325,693 due to vendors for materials and services and $215,597 due for credit card obligations.

Debt

At June 30, 2024, the Company had outstanding secured notes and convertible notes payable of $484,288 and other debt of $440,719. Please see NOTE H – DEBT and NOTE I - SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.

At December 31, 2023, the Company had outstanding secured notes and convertible notes payable of $971,788 and other debt of $575,077. Please see NOTE H – DEBT and NOTE I- SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.

Cash on Hand

Our cash on hand as of June 30, 2024 and December 31, 2023 was $69,438 and $318,441, respectively.

Satisfaction of Outstanding Liabilities

As of June 30, 2024, the Company has a liability of $487,615 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Debt

Our Debt was $440,719 and $575,077 at June 30, 2024 and December 31, 2023, respectively. Included within the Debt was the following at June 30, 2024: (i) $387,535 due under Factor agreement with AEC Yield Capital, LLC and Notice of Default; (ii) $53,184 in other debt. Please see NOTE H – DEBT for further information.

Convertible Notes

On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021 As of June 30, 2024, $39,388 principal was due on the Quick Capital Note and $69,900 principal was due on the BHP Capital Note.

Cash Flows

We had net cash provided by (used in) operating activities for the six months ended June 30, 2024 and 2023 of $261,745 and $ (120,236), respectively.

We had net cash provided in investing activities for the six months ended June 30, 2024 and 2023 of $173,610 and $51,585, respectively. First quarter 2024 proceeds were from the sale of Amwaste rolloff operations.

We had net cash provided (used) by financing activities for the six months ended June 30, 2024 and 2023 of $(684,358) and $62,330, respectively. First quarter use of funds were used to pay back the 2023 funding that was needed for our large remediation project at Vanderbilt University Medical Center.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 31, 2022, management became aware of a Summons of Notice filed by Owen May and MD Global Partners with the State of New York which names Lloyd T. Spencer and Deep Green Waste & Recycling. The summons claims breach of contract and other unsubstantiated accusations seeking $350,000 in compensatory damages and $3,500,000 in punitive damages. Deep Green retained legal counsel in Manhattan, NY to refute the claims. On 5/29/2024, a Stipulation to Discontinue with Prejudice was filed with the Supreme Court of the State of New York, and accepted on May 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the six months ended June 30, 2024, the Company issued and/or sold the following unregistered securities:

Common Stock

For the six months ended June 30, 2024

None.

Preferred Stock

For the six months ended June 30, 2024

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

Date: September 13, 2024

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Bill Edmonds
Bill Edmonds
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

