Form 10-K/A
period 2024-12-31
Deep Green Waste & Recycling, Inc.
filed 2025-08-19
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No.1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value on December 31, 2024 (the last business day of the Company’s most recently completed fourth quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $165,281 The registrant does not have non-voting common stock outstanding.

As of July 29, 2025, there were 16,859,072 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Deep Green  Waste & Recycling, Inc. (the “Company,” “Deep Green,” “we,” “us,” or “our”) for the year ended December 31, 2024, filed with the Securities and Exchange Commission on July 18, 2025 (the “Original 10-K”), is being filed for the purposes of including additional information required by Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original 10-K, but it may modify or otherwise update the disclosures contained in the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and with the Company’s filings with the SEC subsequent to the filing of the Original 10-K.

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

Research & Development

We had no expenses in Research and Development costs during the years ended December 31, 2024 and 2023.

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

We anticipate the need to raise approximately $1,000,000 in capital to fund our operations through December 31, 2025 and approximately $3,000,000 over the next 24 months. We expect to use these cash proceeds, primarily for future acquisitions, expansion of our business plan and to remain in full legal and accounting compliance with the SEC. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

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

The Company will likely incur debt.

The Company has incurred high levels of debt and expects to incur future debt in order to fund operations. As of December 31, 2023, the Company has accounts payable of $ 3,028,385 (of which $487,615 is due under three default judgments), four outstanding convertible debentures totaling $659,288. Complying with obligations under such indebtedness may have a material adverse effect on the Company and on your investment. There is high risk of default, if the Company is not able to raise additional capital and there is no assurance that the Company will be able to do so. In the event we are unable to pay the amount due under the convertible debenture, the noteholder may at its election convert the note into shares of the Company’s common stock causing significant dilution to our shareholders. In the event we are unable to pay the amount due under our accounts payable, creditors may elect to bring further litigation to protect their claims or perfect their judgments. In the event the Company is not able to satisfy our debt obligations, we may be required to cease operations.

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

Authorization of preferred stock.

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. As of December 31, 2024le, we have authorized and issued 52,000 and 52,000 shares (Series B Preferred Stock), respectively, of Preferred stock. Please see NOTE J - CAPITAL STOCK for further information.

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

We are authorized to issue up to 3,000,000,000 shares of common stock, of which 14,006,859 and 8,814,613 shares of common stock are issued and outstanding as of December 31, 2024 and December 31, 2023, respectively. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

As of December 31, 2024, we had (i) four outstanding convertible notes with a total principal amount of $682,768 which is convertible into an indeterminate number of shares of common stock, and (ii) 52,000 shares of our Series B Convertible Preferred Stock convertible into an undetermined number of shares of our common stock. Please see NOTE H – CONVERTIBLE NOTES PAYABLE and NOTE J - CAPITAL STOCK for further information.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2024:
First Quarter	$0.1259	$0.0220
Second Quarter	$0.1199	$0.0362
Third Quarter	$0.0880	$0.0273
Fourth Quarter	$0.0750	$0.0118

Fiscal year ended December 31, 2023:
First Quarter	$0.5999	$0.1499
Second Quarter	$0.5000	$0.0109
Third Quarter	$0.1200	$0.0221
Fourth Quarter	$0.0700	$0.0130

Holders

As of December 31, 2024, there were 490 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2024 and 2023, each of the below transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act, Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

Common Stock

For the Year Ended December 31, 2024

On November 20, 2024, the Company issued a noteholder 626,413 shares of common stock in satisfaction of $18,0000 principal. The $7,244 excess of the $25,244 fair value of the 626,413 shares over the $18,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2024.

On December 18, 2024, the Company issued a noteholder 782,122 shares of common stock in satisfaction of $9,800 principal. The $9,597 excess of the $19,397 fair value of the 782,122 shares over the $9,800 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2024.

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

Preferred Stock

For the year ended December 31, 2024

None

For the year ended December 31, 2023

 None

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

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 2,000,000 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 2,000,000 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92. The Promissory Note accrues interest at 7% per annum and is due on December 18, 2021. The transaction closed on October 19, 2021. The Company made a payment of $140,000 on March 7, 2022 against the Promissory Note. At December 31, 2024, the remaining amount due is $23,156.

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

Results of Operations

	December 31, 2024	December 31, 2023	$ Change	% Change
Gross revenue	$1,081,615	$2,682,762	$1,601,147	-59%
Cost of Sales	255,665	637,608	381,943	-60%
Gross Profit	825,950	2,045,694	1,219,744	-60%
Operating Expenses	1,789,346	2,305,009	515,663	-22%
Loss from Operations	(963,396)	(259,314)	704,082	272%
Other income (expense)	426,718	(430,826)	857,544	199%
Income(Loss) from continuing operations	(1,151,820)	(635,771)	(515,593)	81%
Income(Loss) from discontinued operations	(46,990)	(54,369)	6,923	12%
Net income (loss)	(1,390,114)	(690,140)	(699,974)	101%
Net loss per share - basic and diluted	$(0.08)	$(0.14)	$0.06	-%

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

For the years ended December 31, 2024 and 2023, we generated $1,081,615 and $2,682,762 in revenue, respectively.

Gross Profit

Our Gross Profit was $825,950 and $2,045,694 for the years ended December 31, 2024 and 2023, respectively.

We anticipate that our cost of revenues will increase in 2025 and for the foreseeable future as we expand our operations in the waste and recycling sector.

Operating Expenses and Net Loss

Our operating expenses were $1,789,346 and $2,305,009 for the years ended December 31, 2024 and 2023, respectively.

We incurred $19,945 and $23,285 in advertising expenses during fiscal years 2024 and 2023, respectively.

We incurred $458,000 and $217,200 in officer compensation during fiscal years 2024 and 2023, respectively. The Company anticipates that it will need to expand its management team with future acquisitions or joint ventures.

Loss from Operations

The Company’s loss from operations increased to $963,396 for the year ended December 31, 2024 from $259,314 in 2023, an increase of $704,082.

Other Income (Expenses)

Other income (expenses) $426,718 included a recognized gain resulting largely from the sale of Amwaste operations for the year ended December 31, 2024, as compared to ($430,826) the year ended December 31, 2023.

Net Income (Loss)

For the fiscal year ended 2024, our net loss increased to ($1,390,114), as compared to a net loss of ($690,140) for the year ended December 31, 2023, a loss increase of $699,974.

Liquidity and Capital Resources

Working Capital

	Year ended December 31, 2024	Year ended December 31, 2023 (unaudited)
Current Assets	189,441	1,193,986
Current Liabilities	4,832,646	5,421,072
Working Capital (Deficit)	(4,643,205)	(4,227,086)

At December 31, 2024, the Company had cash of $72,842 and total current assets of $189,441 compared with cash of $318,441 and total current assets of $1,193,986 at December 31, 2023. Current asset decline driven largely by the decrease in Accounts Receivable and Cash as the result of not having a large project in play at year end such as the Oxford House project that was being worked at the end of 2023.

At December 31, 2024, the Company had total current liabilities of $4,832,646 compared to $5,421,072 at December 31, 2023. The increase in liabilities is due to decreases in accrued interest and derivative liabilities.

The overall working capital deficit improved from $4,227,086 at December 31, 2023 to $4,044,760 at December 31, 2024, an improvement of $182,326 as increases in assets outpaced liabilities.

Cash Flows

	Year ended December 31, 2024	Year ended December 31, 2023
Cash Flows from (used in) Operating Activities	45,630	253,414
Cash Flows from (used in) Investing Activities	135,213	51,585
Cash Flows from (used in) Financing Activities	(426,442)	(23,174)
Net Increase in Cash During Period	(245,599)	281,825

Cashflow from Operating Activities

During the year ended December 31, 2024, the Company generated cash of $45,630 in operating activities compared to cash generated of $253,414 from operating activities for the year ended December 31, 2023. The decrease in cash generated from operating activities was largely attributable to a decrease in profitable projects.

Cashflow from Investing Activities

During the year ended December 31, 2024, the increase of cash for investing activities was the result of the sale of Amwaste operations.

Cashflow from Financing Activities

During the year ended December 31, 2024, cash used by financing activities was $426,442 During the year ended December 31, 2024, the Company repaid $351,000 of notes payable and $75,000 of other debt.

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

Convertible Debentures

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”) and issued Labrys a Promissory Note (the “Note”) in the amount of One Hundred Thousand and NO/100 Dollars ($100,000). The Note was convertible, in whole or in part, at any time and from time to time before maturity (July 2, 2022) at the option of the holder at the Conversion Price that shall equal $0.015. Holder was entitled to deduct $1,750.00 from the conversion amount in each Notice of Conversion to cover Holder’s fees associated with each Notice of Conversion. The Note had a term of one (1) year and bore interest at 12% annually. The transaction closed on July 2, 2021. As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.02 for a term of 5-years. On July 8, 2021, the Company issued Labrys 1,000,000 shares of common stock as Commitment Shares as per the terms of the SPA.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2023, $189,388 principal plus $0 interest were due on the Quick Capital Note.

(iii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 2,298,852 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 66,666,667 shares of the Company’s common stock at an exercise price of $0.015 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2024, $219,900 principal plus $0 interest were due on the BHP Note.

(iv)	On February 28, 2022, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of One Hundred Eighty-Seven Thousand Five Hundred and NO/100 Dollars ($187,500). The Notes have a term of one (1) year (“Maturity Date” of February 28, 2023) and shall have a one-time interest charge of ten percent (10%). The Borrower is to repay each Note with monthly payments as follows: (i) beginning on the four-month anniversary of the issue date, the Borrower is to pay $4,489.92 per month for months four through eleven, and (ii) then a balloon payment in the amount of $170,330.64 on the Maturity Date. The Notes are convertible into shares of Common Stock at any time after an Event of Default in any portion at the Default Conversion Price, in the sole discretion of the Holder. The “Default Conversion Price” shall mean $0.0005 per share. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The transaction closed on March 2, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Green Waste & Recycling, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Deep Green Waste & Recycling, Inc. (the “Company”) as of December 31, 2024 and the related consolidated statement of operations, stockholders’ (deficiency), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Deep Green Waste & Recycling, Inc. as of December 31, 2024, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The financial statements of the Company for the year ended December 31, 2023, were audited by another auditor. We were not engaged to audit, review, or apply any procedures to those financial statements and, accordingly, we do not express an opinion or any other form of assurance on them.

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

/s/ HHL LLP

July 20, 2025

New York, NY

We have served as the Company’s auditor since 2025.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
		(unaudited)
ASSETS
Current assets:
Cash	$72,842	$318,441
Accounts receivable, net of allowance for doubtful accounts of $24,387 at December 31, 2024 and $75,105 at December 31, 2023	113,716	855,633
Prepaid expenses and other current assets	2,884	19,912
Total current assets	189,441	1,193,986

Property and equipment, net	23,959	138,494
Goodwill and Intangible assets, net	510,103	786,062
Right of use Asset	204,507	-
Deposits	8,457	3,000
Total other assets	747,025	927,556
Total assets	$936,467	$2,121,542

LIABILITIES

Current liabilities:
Current portion of debt	$443,907	$575,077
Secured notes and convertible notes payable, net of debt discounts of $0 and $62,500 at December 31, 2024 and December 31, 2023, respectively	682,768	971,788
Current portion of operating lease liabilities	57,207	-
Accounts payable	2,901,424	3,028,905
Accrued expenses	276,207	265,569
Deferred compensation	256,129	102,286
Accrued interest	131,356	200,279
Customer deposits payable	62,986	62,986
Derivative liability	21,945	214,702
Total current liabilities	4,833,929	5,421,592

Long-term liabilities:
Long-term portion of debt	-	-
Long- term portion of operating lease liabilities	147,298	-
Total long-term liabilities	147,298	-

Total liabilities	4,981,227	5,421,592

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 and $0.0001 par value; 3,000,000,000 and 3,000,000,000 and shares authorized; 14,006,859 and 8,814,613 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,401	881
Preferred Stock, $0.0001 and $0.0001 par value, $1 and $1 per share stated value, 5,000,000 and 5,000,000 shares authorized; 52,000 and 52,000 shares of Series B Convertible Preferred Stock issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	52,000	52,000
Additional paid-in capital	9,976,006	9,708,646
Accumulated deficit	(14,074,167)	(13,061,577)

Total stockholders’ deficit	(4,044,760)	(3,300,050)

Total liabilities and stockholders’ deficit	$936,467	$2,121,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
		(unaudited)
Revenues	$1,081,615	$2,682,762

Cost of revenues	255,665	637,068

Gross profit	825,950	2,045,694

Operating expenses:
Officer and director compensation (including stock-based compensation of $87,008 and $854,225, respectively)	458,000	1,071,425
Professional and consulting (including stock-based compensation of $0 and $28,098, respectively)	110,994	100,395
Provision for doubtful accounts	(49,001)	70,827
Other selling, general and administrative	1,014,072	784,855
Depreciation of property and equipment	25,505	39,039
Amortization of intangible assets	229,776	238,467
Total operating expenses	1,789,346	2,305,009

Operating (loss)	(963,396)	(259,314)

Other income/(expense):
Derivative liability (expense) income	192,757	(101,993)
Interest expense (including amortization of debt discounts of $62,500 and $1,104,017, respectively)	(241,655)	(319,966)
Gain (Loss) on write-off of liabilities from discontinued operations	(377,524)	-
Gain (Loss) on conversions of debt	(16,841)	(54,803)
Gain on Sale of assets of Amwaste	26,388	-
Gain (Loss) Other	37,147	289
Total other (expense)	(379,728)	(476,473)

Income (loss) from continuing operations	(1,343,124)	(735,787)

Income (Loss) from Discontinued Operations	(46,990)	45,647

Net (loss)	$(1,390,114)	$(690,140)

Net loss per common share:
Basic and diluted net loss per common share	$(0.10)	$(0.14)
Basic and diluted weighted-average common shares outstanding	14,006,859	5,055,555

The accompanying notes are an integral part of these consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)

For the years ended December 31, 2024 and 2023:

	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2023	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,061,577)	$(3,300,050)

Issuance of common stock to officers and directors in satisfaction of accrued expenses			3,783,711	379	222,860	0	223,239

Issuance of shares for note conversion 11/20/2024			626,413	63	25,181		25,244
Issuance of shares for note conversion 12/18/2024			782,122	78	19,319		19,397

Disposition of DGRI and DGTI						377,524	377,524
Net Loss						(1,390,114)	(1,390,114)
Balances at December 31, 2024	52,000	$52,000	14,006,859	$1,401	$9,976,006	$(14,074,167)	$(4,044,760)

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2022 (unaudited)	52,000	$52,000	1,147,827	$115	$8,761,354	$(12,371,437)	$(3,357,968)

Issuance of common stock in satisfaction of notes payable and accrued interest	-	-	116,316	11	60,922	-	60,933
Issuance of common stock incentives for officers and directors	-	-	6,000,000	600	704,400	-	705,000
Issuance of common stock incentives for employees	-	-	1,270,000	127	149,098	-	149,225
Issuance of common stock in satisfaction of consulting services	-	-	280,000	28	32,872	-	32,900

Rounded up fractional shares issued in connection with reverse split.	-	-	470	-	-	-	-
Net loss	-	-	-	-	-	(690,140)	(690,140)
Balances at December 31, 2023 (unaudited)	52,000	$52,000	8,814,613	$881	$9,708,646	$(13,061,577)	$(3,300,050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023 (unaudited)

OPERATING ACTIVITIES:
Net income (loss) for the period	$(1,390,114)	$(690,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	25,505	39,039
Amortization of intangible assets	229,776	238,467
Amortization of Debt Discounts	62,500	200,000
Derivative liability (income) expense	(192,757)	101,993
Provision for doubtful accounts	(49,001)	70,827
Stock-based compensation	113,089	854,225
Loss on conversions of debt	-	54,803
Gain on Sale of Assets of Amwaste	(26,388)
Loss on write off of liabilities from discontinued operations	377,524	(45,647)
Interest Expense and Default Penalty	179,155	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	788,635	(755,506)
Other current assets	16,598	2,355
Deposits	(1,273)	4,000
Accounts payable	(132,535)	(55,665)
Accrued expenses	(40,003)	165,700
Deferred compensation	153,843	6,857
Accrued interest	(68,924)	62,106
Net cash provided by (used in) operating activities	45,630	253,414

INVESTING ACTIVITIES:
Purchase of property and equipment	(39,787)	-
	-	-
Proceeds from disposition of Amwaste	175,000	51,585
Net cash provided by (used in) investing activities	135,213	51,585

FINANCING ACTIVITIES:
Proceeds from secured notes and convertible notes payable	-	500,000
Repayment of secured notes	(351,520)	(500,000)

Increase (decrease) in other debt	(74,922)	(23,174)
Net cash provided by financing activities	(426,442)	(23,174)

NET INCREASE (DECREASE) IN CASH	(245,599)	281,825

CASH, BEGINNING OF PERIOD	318,441	36,616

CASH, END OF PERIOD	$72,842	$318,441

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$57,860
Income taxes	$-	$-
Non-Cash investing and financing activities:
Issuance of 0 and 21,000 shares, Series B Convertible Preferred Stock in partial satisfaction of note payable to CEO	$-	$-
Issuance of common stock to officers for accrued compensation	$-	$-
Issuance of common stock in satisfaction of loans payable to officers	$-	$-
Issuance of common stock in satisfaction of deferred compensation	$-	$-
Due to seller of Lyell recognized and added to goodwill	$-	$-
Conversions of Convertible Notes Payable:
Principal	$27,800	$29,030
Accrued interest and charges	-	-
Total debt satisfied	27,800	29,030
Fair value of 1,408,537 and 564,256 shares, respectively, issued to lenders	39,714	60,933
Loss on conversions of convertible notes payable	$11,914	$31,903
Issuance of common stock in satisfaction of consulting services accounts payable:
Fair value of 280,000 shares of common stock issued	$-	$32,900
Accounts payable satisfied	-	(10,000)
Loss on satisfaction of accounts payable	$-	$22,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023

NOTE A – ORGANIZATION

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

Securities Purchase Agreement

On August 11, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”) and Lyell Environmental Services, Inc. (hereinafter “LES”). On October 19, 2021, the Company closed on the Securities Purchase Agreement (the “Agreement”) with Jeremy Lyell (the “Shareholder”). In consideration for the purchase of all Lyell Environmental Services, Inc. shares from the Shareholder, the Company was to pay the Shareholder (i) $50,000 upon execution of the Agreement that was held in escrow, (ii) $1,300,000 at Closing, and (iii) 667 shares of the Company’s common stock. Under the amended Agreement (the “Amended Agreement”), the Company paid to the Shareholder (i) the $50,000 paid upon execution of the Agreement and that was held in escrow, (ii) $1,000,000 at Closing, and (iii) 667 shares of the Company’s common stock. The Company also issued the Shareholder a Promissory Note (the “Promissory Note”) in the amount of $186,537.92, which had a balance of $49,179 at December 31, 2023 and a balance of $0 at December 31, 2024, bore interest at 7% per annum and was due on December 18, 2021. The transaction closed on October 19, 2021. LES provides asbestos removal and other remediation services to customers.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2024 and December 31, 2023, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2024, the Company has not experienced impairment losses on its long-lived assets.

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

For the twelve months ended December 31, 2024 and December 31, 2023, the income (loss) from discontinued operations of Amwaste consisted of.

	Twelve Months Ended December 31, 2024
	December 31, 2024	December 31, 2023
		(unaudited)
Revenues	$25,065	$132,179

Cost of revenues	28,749	78,754

Gross margin	(3,684)	53,425

Operating expenses:

Selling, general and administrative	32,980	123,333
Depreciation of property and equipment	5,561	34,928
Amortization of intangible assets	4,765	21,800
Total operating expenses	43,306	180,061
Loss from operations	(46,990)	(126,636)
Gain on disposition of property	-	45,996
Income (loss) from discontinued operations	$(46,990)	$(80,640)

The gain on sale of assets of Amwaste on March 20, 2024 was calculated as follows:
Sales price received by Company
Carrying cost of assets sold;
Property and equipment, net
Intangible assets, net
Total carrying cost of assets sold
Gain on sale of assets of Amwaste

The gain on sale of assets of Amwaste on March 20, 2024 was calculated as follows:
Sales price received by Company	$175,000
Carrying cost of assets sold;
Property and equipment, net	107,194
Intangible assets, net	41,418
Total carrying cost of assets sold	148,612
Gain on sale of assets of Amwaste	$26,388

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	December 31, 2024	December 31, 2023
		(unaudited)
Office equipment	$52,113	$54,286
Waste and Recycling Equipment	119,834	303,159
Furniture and Fixtures	1,390	-
Total	173,338	357,445

Accumulated depreciation and amortization	(149,378)	(218,951)

Net	$23,959	$138,494

For the years ended December 31, 2024 and 2023, depreciation of property and equipment was $25,505 and $3,084, respectively.

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets consist of the following at:

	December 31, 2024	December 31, 2023
		(unaudited)
Customer list and covenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Service, Inc. closed on October 19,2021	$1,083,333	$1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	134,925	134,926
Customer list and covenant not to compete acquired in connection with the Asset Purchase Agreement with Amwaste, Inc. closed on February 11, 2021	-	109,000
Total	1,218,258	1,327,259

Accumulated amortization	(708,155)	(541,197)

Net	$510,103	$786,062

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

At December 31, 2024 the future undiscounted minimum lease payments under the lease are:

Year ending December 31,	As of December 31, 2024

2025	$66,049
2026	68,030
2027	70,071
2028	72,173
2029	6,195
Total	$282,518

The operating lease liabilities totaling $204,506 at December 31, 2024 as presented in the Consolidated Balance Sheet represents the discounted (at a 12% estimated incremental borrowing rate) value of the future lease payments of $298,549 at December 31, 2024.

For the Twelve months ended December 31, 2024 and December 31, 2023, rent expense attributable to leases was $69,781 and $23,540, respectively.

NOTE G – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	December 31, 2024	December 31, 2023
		(unaudited)
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,193,740	2,325,693
Credit card obligations	220,069	215,597

Total	$2,901,424	$3,028,905

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

NOTE H – DEBT

Debt consists of the following at:

	December 31, 2024	December 31, 2023
		(unaudited)
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	$387,535	$387,535
Short-term capital lease	-	5,574
Note issued in Lyell acquisition	-	49,179
Loans payable to officers, interest at 8%, due on demand	1,940	23,547
Sales Tax Payable and payroll tax withholdings and liabilities	54,431	42,416
Due to seller of Lyell	23,156	25,156
Note payable to short term funding company	-	12,135
Note payable to officer, interest at 15% per annum, due on demand	-	29,535
Total	467,062	575,077
Current portion of debt	(467,062)	(575,077)
Long-term portion of debt	$-	$-

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023

NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE

Secured Notes and Convertible Notes Payable consist of:

	December 31, 2024	December 31, 2023
		(unaudited)
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021. (i)	$161,588	$189,388
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021. (ii)	219,900	219,900
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date February 28, 2022 – (iii)	150,640	187,500
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date February 28, 2022– (iii)	150,640	187,500
Secured Promissory Note to Quick Capital, LLC: Issue date July 25, 2023 – net of unamortized discount of $31,250 at December 31, 2023 (iv)	-	93,750
Secured Promissory Note to BHP Capital NY Inc.: Issue date July 25, 2023 – net of unamortized discount of $31,250 at December 31, 2023 (iv)	-	93,750
Totals	$682,768	$971,788

(i)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021 As of December 31, 2024, $39,388 principal was due on the Quick Capital Note due October 14, 2022.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021. As of December 31, 2024, $69,900 principal was due on the BHP note due October 14, 2022. On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023

NOTE J - DERIVATIVE LIABILITY

The derivative liability at December 31, 2024 and December 31, 2023 consisted of:

	December 31, 2024	December 31, 2023
		(unaudited)
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.	$21,945	$214,702
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.	-	-
Total	$21,945	$214,702

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

The fair value of the derivative liability was measured at the respective issuance date and at December 31, 2024 and December 31, 2023 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2024 were (1) stock price of $0.0594 per share, (2) conversion price of $0.01911 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 4.93%. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2023 were (1) stock price of $0.03 per share, (2) conversion price of $0.01414 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 5.6%.

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

On December 18, 2024, 782,122 shares were issued in connection with a note conversion.

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

The following table summarizes information about warrants outstanding as of December 31, 2024:

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

NOTE L - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the differences are as follows:

	Year Ended
	December 31, 2024	December, 2023
Expected tax at 21%	$(291,924)	$(144,929)
Non-deductible stock-based compensation	-	179,387
Non-deductible (non-taxable) derivative liability expense (income)	40,479	21,419
Non-deductible amortization of debt discounts	13,125	2,625
Non-deductible loss on conversions of debt	3,537	11,509
Increase (decrease) in Valuation allowance	234,783	(70,011)
Provision for (benefit from) income taxes	$-	$-

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

Major Customers

For the year ended December 31, 2024, two customers accounted for 18% and 64%, respectively, of total revenues. For the year ended December 31, 2023, one customer accounted for 77% of total revenues.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of December 31, 2024, we had cash of $72,842, current assets of $189,441, current liabilities of $4,833,929 and an accumulated deficit of $14,074,167 For the twelve months ended December 31, 2024 and 2023, we had net losses of $1,390,114 and $690,140 respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE O - SUBSEQUENT EVENTS

Add subsequent events to tie out to new shares outstanding as of file date

 On January 8, 2025, the Company issued a noteholder 816,326 shares of common stock in satisfaction of $6,800 principal. The $13,445 excess of the $20,245 fair value of the 816,326 shares over the $6,800 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2025.

 On January 15, 2025, the Company issued a noteholder 859,851 shares of common stock in satisfaction of $6,350 principal. The $3,452 excess of the $9,802 fair value of the 859,851 shares over the $6,350 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2025.

On January 24, 2025, the Company issued a noteholder 906,976 shares of common stock in satisfaction of $5,460 principal. The $10,412 excess of the $15,872 fair value of the 906,976 shares over the $5,460 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2025.

ITEM 9.	DISCLOSURES: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our Company through the date of this Form 10-K. Michael T. Studer CPA P.C has audited our financial statements for the years ended December 31, 2023 and 2022.

On December 30, 2024, Deep Green Waste & Recycling, Inc. (the “Company”) dismissed Michael T. Studer CPA P.C. (“MTS CPA”) as the Company’s independent registered public accounting firm. The dismissal was approved by the Company’s Board of Directors and became effective on January 2, 2025.

Subsequent to the dismissal and prior to the filing of this amended Current Report on Form 8-K, the Public Company Accounting Oversight Board (“PCAOB”) issued an order revoking the registration of MTS CPA. A copy of the PCAOB’s order can be found on its website under order number 105-2025-022-Studer. As a result of the PCAOB action, Financial statements audited by MTS CPA and issued after the PCAOB revocation date will be labeled as “unaudited”.

MTS CPA’s report on the financial statement of the Company for the years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principle, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the Company’s fiscal years ended December 31, 2023 and December 31, 2022 and the subsequent interim period from January 1, 2024 to September 30, 2024, there were no disagreements with MTS CPA on any manner of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MTS CPA, would have caused MTS CPA to make reference to the subject matter of the disagreements in connection with its report, and (ii) there were no “reportable events” as such term is defined in Hem 304(a)(l)(v) of Regulation S-K.

The Company has requested that MTS CPA furnish to the Company a letter addressed to the U.S. Securities and Exchange Commission stating whether or not MTS CPA agrees with the above statements. A copy of such letter, dated January 6, 2025, is filed as Exhibit 16.1 to this current report on Form 8-K.

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

Name	Age	Position and Term
Lloyd Spencer	69	Secretary and Director
Bill Edmonds	58	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
David Bradford	77	President and Chief Operating Officer

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. SEC regulations require us to identify in this Annual Report anyone who filed a required report late or failed to file a required report. Based on our review of forms we received, we believe that during 2024 all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid by us to our officers during the last two fiscal years ended December 31, 2024 and 2023. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(a)	(b)	(c)	(d)(5)			(e)

Lloyd Spencer- Secretary, Director (4)(5)	2024	60,333	0	35,000	0	0	0	0	95,333
	2023	42,000	0	235,000	0	0	0	0	277,000

Bill Edmonds- I Chief Executive Officer, Interim Financial Officer, Chairman of the Board (1)(2)(5)	2024	206,333	0	25,000	0	0	0	0	231,333
	2023	42,000	0	235,000	0	0	0	0	277,000

David Bradford- President, Chief Operating Officer (1)(3)(5)	2024	188,000	0	43,716	0	0	0	0	231,716
	2023	42,000	0	235,000	0	0	0	0	277,000

(1)	Messrs. Edmonds and Bradford entered into 5-year employment agreements with Deep Green Waste and Recycling, LLC on January 1, 2016, which were assigned and assumed by Deep Green Waste and Recycling, Inc. on August 24, 2017 following the closing of the Purchase and Conveyance Agreement between the Company and Deep Green Waste and Recycling, LLC.

(2)	On January 1, 2016, the Deep Green Waste & Recycling, LLC (the ‘LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds will receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) shall remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) shall defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds is eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,00000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. January 1, 2023,, the Company renewed Mr. Edmonds’ employment agreement for an additional three-year period, with a two-year auto-renewal clause. Please see NOTE O - SUBSEQUENT EVENTS for further information.

(3)	On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provides for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford will receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) shall remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) shall defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford is eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC hereby granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive has the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC hereby grants the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC will pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”)(f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. January 1, 2023, the Company renewed Mr. Bradford’s employment agreement for an additional three-year period, with a two-year auto-renewal clause. Please see NOTE O - SUBSEQUENT EVENTS for further information.

(4)	On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer will receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer shall receive 500,000 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company shall issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 6,120,000 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares shall vest 170,000 shares each month after the Stock Grant date, December 4, 2019, over a three-year period, except that all unvested Stock Grant shares shall vest immediately if the Corporation terminates Executive’s employment without Just Cause, or Executive resigns for Good Reason. The number of shares vested shall be adjusted in the event of subsequent stock splits. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. Please see NOTE O - SUBSEQUENT EVENTS for further information.

(5)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in the Notes to Financial Statements included in this Annual Report on Form 10-K.

(a)	Accrued salary and salary paid.

(b)	Accrued bonus to employee for execution of employment agreement.

(c)	Delivery of common stock to employee for execution of employment agreements.

(d)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.

(e)	Equity compensation received as a Director of the Company.

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

Options/SARS Grants During Last Fiscal Year

None.

Directors’ Compensation

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2024, the accrued compensation due Mr. Spencer under this agreement was $38,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director shall begin receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At December 31, 2024, the accrued compensation due Mr. Edmonds under this agreement was $39,500.

Please see NOTE L- COMMITMENTS AND CONTINGENCIES for further information.

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the years ended December 31, 2024 and 2023.

		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name		(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lloyd Spencer (1)	2024	$18,333	-	-	-	-	-	$18,333
	2023	$25,000	-	-	-	-	-	$25,000

Bill Edmonds (2)	2024	$18,333	-	-	-	-	-	$18,333
	2023	$25,000	-	-	-	-	-	$25,000

(1)	Mr. Spencer’s director’s compensation was accrued during the year ended December 31, 2024.

(2)	Mr. Edmonds’ director’s compensation was accrued during the year ended December 31, 2024.

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

The percentage of beneficial ownership is based on 16,656,678 shares of our common stock and includes 16,590,012 shares of common stock outstanding at July 29, 2025 and 66,666 shares of common stock issuable upon the exercise of one warrant issued in connection with the October 14, 2021 Quick Capital financing and excludes:

●	An indeterminate number of shares of common stock to be issued upon conversion of the Company’s 52,000 shares of Series B Convertible Preferred stock.

	Common Stock	Percentage of
Name of Beneficial Owner (1)	Beneficially Owned	Common Stock (2)
Lloyd Spencer (3)	4,381,103	26.3%
Bill Edmonds (4)	2,713,364	16.3%
David Bradford (5)	2,147,207	12.9%

Officers and Directors as a Group	9,241,674	55.5%
Five Percent Beneficial Owners:
Quick Capital, LLC (6)(7)	44,444	0.27%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of July 29, 2025 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on July 29, 2025, and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of July 29, 2025.

(2)	The number of common shares outstanding used in computing the percentages is 16,656,678.

(3)	The address for Mr. Spencer is 3524 Central Pike, #310, Hermitage, TN 37076.

(4)	The address for Mr. Edmonds is 3524 Central Pike, #310, Hermitage, TN 37076.

(5)	The address for Mr. Bradford is 3524 Central Pike, #310, Hermitage, TN 37076.

(6)	Included within Quick Capital, LLC’s beneficial ownership includes, 44,444 shares of common stock underlying a Warrant issued in connection with the October 2021 Quick financing.

(7)	The address for Quick Capital, LLC is 66 W Flagler St., Suite 900 - #2292, Miami, FL 33130 and its principal is Eilon Natan.

	Series B
	Preferred Stock	Percentage of Series B
Name of Beneficial Owner	Beneficially Owned (1)	Preferred Stock (2)
Bill Edmonds (3)	52,000	100%

Total	52,000	100%

(1)	The holders of the Series B, shall not be entitled to receive dividends, nor shall dividends be paid on common stock or any other Series of Preferred Stock while Series B shares are outstanding. The holders of Series B shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company. The holders of the Series B shall be entitled to twenty thousand (20,000) votes per one share of Series B held. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series B Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the following conversion feature: the Conversion Price for each share of Series B Preferred Stock in effect on any Conversion Date shall be (i) eighty five percent (85%) of the average closing bid price of the Common Stock over the twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the NASD OTC Bulletin Board, as reported on Bloomberg, L.P. Any conversion shall be for a minimum Stated Value of $500.00 of Series B shares.

(2)	The number of Series B Preferred shares outstanding used in computing the percentage is 52,000.

(3)	The address for Bill Edmonds is 3524 Central Pike, #310, Hermitage, TN 37076.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Michael T. Studer CPA P.C has audited our financial statements for the year ended December 31, 2023. Effective December 30, 2024, the Company dismissed Michael T. Studer CPA, PC and engaged with HHL, LLP as its primary auditor.

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

2024	$30,000	HHL LLP
2024	$15,000	Michael T. Studer CPA, P.C.
2023	$40,000	Michael T. Studer CPA, P.C.

2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2024	$0	HHL LLP
2024	$0	Michael T. Studer CPA, P.C.
2023	$3,000	Michael T. Studer CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2024	$0	HHL LLP
2024	$0	Michael T. Studer CPA, P.C.
2023	$0	Michael T. Studer CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2024	$0	HHL LLP
2024	$0	Michael T. Studer CPA, P.C.
2023	$0	Michael T. Studer CPA, P.C.

5) During the fiscal year ending December 31, 2024 and as of the date of this report, the Company does not maintain an audit committee and therefore does not have an audit committee pre-approval policy in place.

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

+ Filed hereby with this Form 10K.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2025

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Bill Edmonds
Bill Edmonds
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	Name	Title	Date

By:	/s/ Bill Edmonds	Chief Executive Officer, Chief Financial Officer and Director (Chairman)	August 18, 2025
Bill Edmonds

By:	/s/ Lloyd Spencer	Secretary/Director	August 18, 2025
Lloyd Spencer

