Form 10-Q
period 2025-03-31
Deep Green Waste & Recycling, Inc.
filed 2025-09-22
CIK 1637866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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
None

As of September 18, 2025, there were 16,590,012 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

4

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$72,842
Accounts receivable, net of allowance for doubtful accounts of $26,787 at March 31, 2025 and $24,387 at December 31, 2024	93,285	113,716
Prepaid expenses and other current assets	12,801	2,884
Total current assets	106,086	189,441

Property and equipment, net	20,194	23,959
Goodwill and Intangible assets, net	452,563	510,103
Right of use Asset	189,557	204,507
Deposits	8,457	8,457
Total other assets	670,771	747,025
Total assets	$776,857	$936,467

LIABILITIES

Current liabilities:
Bank Overdraft	$8,710	$-
Current portion of debt	543,579	443,907
Secured notes and convertible notes payable, net of debt discounts of $0 and $62,500 at March 31, 2025 and December 31, 2024, respectively	664,158	682,768
Current portion of operating lease liabilities	55,924	57,207
Accounts payable	2,912,133	2,901,424
Accrued expenses	221,975	276,207
Deferred compensation	256,129	256,129
Accrued interest	131,356	131,356
Customer deposits payable	62,986	62,986
Derivative liability	12,973	21,945
Total current liabilities	4,869,923	4,833,929

Long-term liabilities:
Long-term portion of debt	-	-
Long- term portion of operating lease liabilities	133,633	147,298
Total long-term liabilities	133,633	147,298

Total liabilities	5,003,556	4,981,227

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 and $0.0001 par value; 3,000,000,000 and 3,000,000,000 and shares authorized; 16,590,012 and 14,006,859 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$1,659	$1,401
Preferred Stock, $0.0001 and $0.0001 par value, $1 and $1 per share stated value, 5,000,000 and 5,000,000 shares authorized; 52,000 and 52,000 shares of Series B Convertible Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	52,000	52,000
Additional paid-in capital	10,021,666	9,976,006
Accumulated deficit	(14,302,024)	(14,074,167)

Total stockholders’ deficit	(4,226,699)	(4,044,760)

Total liabilities and stockholders’ deficit	$776,857	$936,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2025 and 2024

(Unaudited)

	March 31, 2025	March 31, 2024

Revenues	$244,925	$342,325

Total revenues	244,925	342,325

Cost of revenues	55,390	71,583

Gross margin	189,535	270,742

Operating expenses:
Selling, general and administrative	260,583	268,280
Officers and directors’ compensation	64,900	41,500
Professional and consulting	25,541	11,069
Provision for doubtful accounts	2,400	(51,087)
Depreciation and amortization	61,306	58,403
Total operating expenses	414,729	328,165

Operating (loss)	(225,194)	(57,423)

Other income/(expense):
Derivative liability gain/(loss)	8,972	133,463
Loss on Conversion of Notes Payable and accrued interest	(27,309)	-
Gain on Asset Disposition	15,674	-
Interest expense (including amortization of debt discounts of $0 and $62,500, respectively)	-	(66,118)
Total other income (expense)	(2,663)	67,345
Income (loss) from continuing operations	(227,857)	9,922
Discontinued operations (Note C)
Operations of DG Research Inc	-	(46,990)
Gain on sale of assets of DG Research Inc	-	26,388
Income (loss) from discontinued operations	-	(20,602)
Net (loss)	$(227,857)	$(10,680)

Net loss per common share – basic and diluted;
Continuing operations	$(0.0137)	$(0.0012)
Discontinued operations	(0.0000)	(0.0000)
Total	$(0.0137)	$(0.0012)

Basic and diluted weighted-average common shares outstanding	16,590,012	8,814,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Unaudited)

For the three months ended March 31, 2025:

	Series B				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2024	52,000	$52,000	14,006,859	$1,401	$9,976,006	$(14,074,167)	$(4,044,760)
Issuance of common stock in satisfaction of notes payable			2,583,153	258	45,660		45,918
Net loss for the three months ended March 31, 2025	-	-				(227,857)	(227,857)
Balances at March 31, 2025	52,000	$52,000	16,590,012	$1,659	$10,021,666	$(14,302,024)	$(4,226,699)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2025 and 2024

(Unaudited)

	March 31, 2025	March 31, 2024

OPERATING ACTIVITIES:
Net income (loss) for the period	$(227,857)	$(10,680)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	61,306	68,729
Gain on sale of assets of DG Research Inc.	-	(26,388)
Gain on asset disposition	(15,674)	-
Provision for doubtful accounts	2,400	(51,087)
Amortization of debt discounts	-	62,500
Derivative liability (income) expense	(8,972)	(133,463)
Loss on conversion of notes	27,309	-
Changes in operating assets and liabilities:
Accounts receivable	18,031	562,320
Prepaid expenses and other current assets	(9,918)	(5,736)
Deposits	-	(8,257)
Accounts payable	19,282	(108,612)
Accrued expenses	41,500	3,261
Deferred compensation	-	(98,737)
Accrued interest	-	999
Net cash provided by (used in) operating activities	(92,593)	254,849

INVESTING ACTIVITIES:
Proceeds from sale of assets of DG Research Inc.	-	175,000
Proceeds from disposition of asset	15,674	-
Net cash provided in investing activities	15,674	175,000

FINANCING ACTIVITIES:
Repayment of secured notes and convertible notes payable	-	(550,000)
Increase (decrease) in other debt -net	(4,633)	(115,116)
Net cash provided by (used in) financing activities	(4,633)	(665,116)

NET INCREASE (DECREASE) IN CASH	(81,552)	(235,267)

CASH, BEGINNING OF PERIOD	72,842	318,441

CASH, END OF PERIOD	$(8,710)	$83,174

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$2,619
Income taxes	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in satisfaction of debt:
Fair Value of Common Stock Issued	$45,919	$-
Notes Payable Satisfied	18,610
Accrued Interest Satisfied	-	-
Loss on conversions of notes payable	$27,309	$-
Right of use asset acquired January 1, 2024	$189,557	$259,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025and 2024

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

For the three months ended March 31, 2025 and 2024

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

For the three months ended March 31, 2025 and 2024

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2025 and 2024  have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024  was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2024  included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2025 . These financial statements should be read in conjunction with that report.

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

For the three months ended March 31, 2025 and 2024

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2025 and December 31, 2024, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the three months ended March 31, 2025 and 2024

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

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through March 31, 2025 the Company has not experienced impairment losses on its long-lived assets.

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

For the three months ended March 31, 2025 and 2024

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

For the three months ended March 31, 2025 and 2024

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

For the three months ended March 31, 2025 and 2024

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

For the three months ended March 31,2025 and March 31, 2024, the income (loss) from discontinued operations of Amwaste consisted of.

	March 31, 2025	March 31, 2024

Revenues	$-	$25,065

Cost of revenues	-	28,749

Gross margin	-	(3,684)

Operating expenses:

Selling, general and administrative	-	32,980
Depreciation of property and equipment	-	5,561
Amortization of intangible assets	-	4,765
Total operating expenses	-	43,306
Loss from operations	-	(46,990)
Gain in disposition of property	-	-
Income (loss) from discontinued operations	$-	$(46,990)

The gain on sale of assets of Amwaste was calculated as follows;
Sales price received by Company	$-	$175,000
Carrying cost of assets sold;
Property and equipment, net	-	107,194
Intangible assets, net	-	41,418
Total carrying cost of assets sold	-	148,612
Gain on sale of assets of Amwaste	$-	$26,388

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025and 2024

(Unaudited)

NOTE D - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at:

	March 31, 2025 (Unaudited)	December 31, 2024
Office equipment	$52,113	$52,113
Waste and Recycling Equipment	95,459	119,834
Furniture and Fixtures	1,390	1,390
Total	148,963	173,338

Accumulated depreciation and amortization	(128,769)	(149,378)

Net	$20,194	$23,959

For the three months ended March 31, 2025 and 2024, depreciation of property and equipment was $3,766 and $10,562, respectively.

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets consist of the following at:

	March 31, 2025 (Unaudited)	December 31, 2024
Customer list and covenant not to compete acquired in connection with the Stock Purchase Agreement with Lyell Environmental Service, Inc. closed on October 19,2021	$1,083,333	$1,083,333
Goodwill acquired in connection with the Stock Purchase Agreement with Lyell Environmental Services, Inc. closed on October 19, 2021	134,926	134,926
Total	1,218,259	1,218,258

Accumulated amortization	(765,695)	(708,155)

Net	$452,563	$510,103

The customer lists and covenants not to compete are being amortized using the straight-line method over their estimated useful lives of five years. For the three months ended March 31, 2025and 2024, amortization of intangible assets expense was $62,140 and $62,825, respectively.

At March 31, 2025, the expected future amortization of intangible assets expense is:

Amount
Fiscal year ending December 31:
2025 (excluding the three months ended March 31, 2025)	$175,993
2026	175,993
2027	13,493
2028	13,493
2029	13,493
2030	13,493
2031	10,119
Total	$416,077

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025and 2024

(Unaudited)

NOTE F- RIGHT OF USE ASSET AND OPERATING LEASE LIABILIES

Effective January 1,2024, Lyell executed a Lease Agreement with a lessor to rent approximately 4,500 square feet of office and warehouse space in Hermitage Tennessee. The lease has a term of 61 months from January 1, 2024 to January 31, 2029. The lease provides for monthly rent ranging from $5,344 (year 1) to $6,195 (year 6).

At March 31, 2025 the future undiscounted minimum lease payments under the lease are:

Year ending December 31,	As of March 31,2025
2025	49,537
2026	68,030
2027	70,071
2028	72,173
2029	6,195
Total	$266,006

The operating lease liabilities totaling $189,557 at March 31,2025 as presented in the Consolidated Balance Sheet represents the discounted (at a 12% estimated incremental borrowing rate) value of the future lease payments of $330,614 at March 31,2025

For the three months ended March 31, 2025, and March 31, 2024, rent expense attributable to leases was $12,687 and $9,307, respectively.

NOTE G – ACCOUNTS PAYABLE

Accounts payable consist of the following at:

	March 31, 2025 (Unaudited)	December 31, 2024
August 1, 2018 Default Judgment payable to Ohio vendor	$32,832	$32,832
January 14, 2019 Default Judgment payable to Tennessee customer	423,152	423,152
January 24, 2019 Default judgment payable to Florida vendor	31,631	31,631
Other vendors of materials and services	2,205,793	2,193,740
Credit card obligations	218,795	220,069

Total	$2,912,133	$2,901,424

Most of the accounts payable relate to services performed by subcontractors prior to the cessation of our waste recycling business on August 7, 2018. In many cases, these subcontractors have subsequently reached agreements with our former customers to continue the provision of services to such customers.

NOTE H – DEBT

Debt consists of the following at:

	March 31, 2025 (Unaudited)	December 31, 2024
Claimed amount due to Factor (AEC Yield Capital, LLC) pursuant to Factor’s Notice of Default dated July 31, 2018	$387,535	$387,535
Loans payable to officers, interest at 8%, due on demand	7,733	1,940
Sales Tax Payable and payroll tax withholdings and liabilities	25,471	54,431
Due to seller of Lyell	23,156	23,156
Note payable to short term funding company	25,167	-
Total	469,062	467,062
Current portion of debt	(469,062)	(467,062)
Long-term portion of debt	$-	$-

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024

(Unaudited)

NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE

Secured Notes and Convertible Notes Payable consist of:

	March 31, 2025 (Unaudited)	December 31, 2024
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date October 14, 2021. (i)	$142,978	$161,588
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date October 14, 2021. (ii)	219,900	219,900
Unsecured Convertible Promissory Note payable to BHP Capital NY Inc.: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2023– (iii)	150,640	150,640
Unsecured Convertible Promissory Note payable to Quick Capital, LLC: Issue date February 28, 2022 - net of unamortized debt discount of $6,250 at December 31, 2023– (iii)	150,640	150,640
Secured Promissory Note to Quick Capital, LLC: Issue date July 25, 2023 – net of unamortized discount of $31,250 at December 31, 2023 (iv)	-	-
Secured Promissory Note to BHP Capital NY Inc.: Issue date July 25, 2023 – net of unamortized discount of $31,250 at December 31, 2023 (iv)		-
Totals	$664,158	$682,768

(i)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021 As of March 31, 2025, $39,388 principal was due on the Quick Capital Note due October 14, 2022.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $15.00 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021. As of March 31, 2025, $69,900 principal was due on the BHP note due October 14, 2022. On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024

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

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024

(Unaudited)

NOTE J - DERIVATIVE LIABILITY

The derivative liability at March 31, 2025 and December 31, 2024 consisted of:

	March 31, 2025 (Unaudited)	December 31, 2024
Convertible Promissory Note payable to Quick Capital, LLC. Please see NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.	$12,973	$21,945
Convertible Promissory Note payable to BHP Capital NY Inc. Please see NOTE I – SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.		-
Total	$12,973	$21,945

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

The fair value of the derivative liability was measured at the respective issuance date and at March 31, 2025 and December 31, 2024 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2025 were (1) stock price of $0.0302 per share, (2) conversion price of $0.01985 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 4.38%. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2024 were (1) stock price of $0.0594 per share, (2) conversion price of $0.01911 per share, (3) term of 30 days, (4) expected volatility of 143% and (5) risk free interest rate of 4.93%.

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

At March 31, 2025 and December 31, 2024, there were 0 and 0 shares of Series A issued and outstanding, respectively.

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

NOTE K - CAPITAL STOCK (continued)

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

On November 30, 2022, the Company issued 21,000 shares of its Series B Convertible Preferred Stock to Bill Edmonds in satisfaction of $21,000 of a note payable to Bill Edmonds

At March 31, 2025 and December 31, 2024, there were 52,000 and 52,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

For the three months ended March 31, 2025 and 2024

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

Common Stock Issuances

For the three months ended March 31, 2025 the Company issued and/or sold the following securities:

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

For the fiscal year ended December 31, 2024, the Company issued and/or sold the following securities:

On November 20, 2024, the Company issued a noteholder 626,413 shares of common stock in satisfaction of $18,000 principal. The $7,244 excess of the $25,244 fair value of the 626,413 shares over the $18,000 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2024.

On December 18, 2024, the Company issued a noteholder 782,122 shares of common stock in satisfaction of $9,800 principal. The $9,597 excess of the $19,397 fair value of the 782,122 shares over the $9,800 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2024.

NOTE K - CAPITAL STOCK (continued)

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2020	-	53	53
Warrants expired on February 19, 2021	-	(20)	(20)
Warrants expired on March 16, 2021	-	(33)	(33)
Warrant issued on July 2, 2021 (i)	-	3,333	3,333
Cashless exercise of warrant on September 21, 2021(i)	-	(3,333)	(3,333)
Two warrants issued on October 14, 2021 (ii)	-	88,889	88,889
Balance, December 31, 2021	-	88,889	88,889
2022 Option/Warrant Activity	-	-	-
Balance, December 31, 2022	-	88,889	88,889
Warrant cancelled effective June 16, 2023 (iii)	-	(44,444)	(44,444)
Balance, December 31, 2024 and March 31, 2025	-	44,445	44,445

(i)	On July 2, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Labrys Fund, LP (“Labrys”). As part and parcel of the foregoing transaction, Labrys was issued a warrant granting the holder the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $30.00 per share for a term of 5-years. On September 21, 2021, the Company issued Labrys 3,008 shares of common stock as a cashless exercise of the warrant.

(ii)	On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”). As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 per share for a term of 5-years. The Company agreed to file an initial registration statement on Form S-1 covering the maximum number of registrable securities within 14 days of the execution of the NPA. The Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on October 28, 2021 and declared effective on November 10, 2021. The transaction closed on October 19, 2021.

(iii)	On June 16, 2023, as part of an agreement reached with the SEC, BHP Capital agreed to surrender all conversion rights in its currently held convertible notes, surrender for cancellation all unexercised warrants that it acquired in connection with convertible notes, and surrender for cancellation any shares it holds that were acquired by converting notes or exercising related warrants.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024

(Unaudited)

NOTE K - CAPITAL STOCK (continued)

The following table summarizes information about warrants outstanding as of March 31, 2025:

Description	Number Outstanding At March 31, 2025	Exercise Price	Expiration Date

Warrants issued October 14, 2021	44,445	22.50	October 14, 2026
Total	44,445

NOTE L - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the periods presented. The sources of the differences are as follows:

	Three Months Ended
	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)
Expected tax at 21%	$(47,857)	$(2,243)
Non-deductible (non-taxable) derivative liability expense (income)	-	(28,027)
Non-deductible amortization of debt discounts	5,735	13,125
Non-deductible loss on conversions of notes payable and accrued interest	-	-
Increase (decrease) in Valuation allowance	42,122	17,145
Provision for (benefit from) income taxes	$-	$-

All tax years subsequent to 2019 remain subject to examination by the Internal Revenue Service.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of March 31, 2025 and December 31, 2024 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2025 and December 31, 2024. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward at March 31, 2025 for the years 2004 to 2017 expires in varying amounts from year 2024 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024

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

Employment Agreements

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with David A. Bradford as Chief Operating Officer. In connection with his appointment, the LLC and Mr. Bradford entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Bradford. Pursuant to the Agreement, Mr. Bradford was to receive a base salary of $108,000 per year, subject to increase of not less than 10% per year. The LLC (i) was to remit payment of Eighty-Four Thousand Dollars ($84,000) of the Base Salary; and (ii) was to defer payment of Twenty-Four Thousand Dollars ($24,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how the Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the Company; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Bradford was eligible for a cash bonus equal to 1.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. As an inducement to the Executive to enter into this Agreement, the LLC granted the Executive an initial three and one-half percent (3.5%) ownership interest in the LLC. In addition, the executive had the right to purchase equity at the most recently traded rate. In 2016, the executive converted $19,947 of deferred compensation to 4.76% members’ equity. On July 17, 2017, Mr. Bradford and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan (ISP), the LLC was to grant the Executive an additional one and one half percent (1.5%) ownership interest in the LLC, with 0.375% granted upon the date of initiation and 0.375% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the Company’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than one and one-half percent (1.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Bradford’s Agreement. Effective May 1, 2018, Mr. Bradford agreed to forgo payment of his salary until circumstances allow a resumption. On December 3, 2019, Mr. Bradford submitted his resignation as President, Chief Executive Officer, Secretary and as a member of the Board of Directors of the Company, effectively immediately. Mr. Bradford retained his role as Chief Operating Officer of the Company. Commencing in July of 2020, the Company and Mr. Bradford agreed that the Company will pay Mr. Bradford $3,500 per month until such time as Company finances improve. On December 31, 2020, the Company extended Mr. Bradford’s employment agreement for an additional two-year period. On December 31, 2023, the Company once again extended Mr. Bradford’s employment agreement, this time for a period of three years. For the three months ended March 31, 2025 and 2024, compensation to Mr. Bradford expensed under the above employment agreement was $10,500 and $10,500, respectively. As of March 31, 2025 and December 31, 2024, accrued compensation due Mr. Bradford was $36,500 and $26,000, respectively. As of March 31, 2025 and December 31, 2024, the deferred compensation balance due Mr. Bradford was $125,044 and $125,044, respectively.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024

(Unaudited)

NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2016, Deep Green Waste & Recycling, LLC (the “LLC”) entered into an Employment Agreement (the “Agreement”) with Bill Edmonds as Managing Member, President and Chief Financial Officer. Mr. Edmonds became Chief Executive Officer of the Company in 2011. In connection with his appointment, the LLC and Mr. Edmonds entered into a written Agreement for an initial five-year term, which provided for the following compensation terms for Mr. Edmonds. Pursuant to the Agreement, Mr. Edmonds was to receive a base salary of $200,000 per year, subject to increase of not less than 10% per year. The Company (i) was to remit payment of One Hundred Sixty Thousand Dollars ($160,000) of the Base Salary; and (ii) was to defer payment of Forty Thousand Dollars ($40,000) of the Base Salary, in a proportionate basis and allocated over each payment of the Base Salary so remitted (the “Deferred Base Salary”). The Deferred Base Salary shall earn seven percent (7%) simple interest per annum until paid in full. The Executive, in his sole and absolute discretion, shall determine when and how Deferred Base Salary shall be paid, without limitation; and may also elect to acquire additional ownership interest in the LLC in exchange for all or any portion of the Deferred Base Salary then outstanding, at the lesser of (i) the then-current value of the ownership interest in the LLC; or (ii) the price at which ownership interest in the LLC was most recently purchased by any party, including the LLC. Mr. Edmonds was eligible for a cash bonus equal to 2.5% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. On July 17, 2017, Mr. Edmonds and the LLC agreed to amend the terms of the Agreement, as follows: (i) upon initiation of its Incentive Stock Plan, the LLC was to grant the Executive an additional two and one-fourth percent (2.25%) ownership interest in the LLC, with 0.5625% granted upon the date of initiation and 0.5625% granted on the anniversary date of the ISP for each of the following three years, and (ii) for each year of the Agreement in which the LLC’s after-tax profits exceed $2,000,000, the LLC was to pay the Executive a Discretionary Incentive Bonus of no less than two and one half percent (2.5%) of the LLC’s after-tax profits, as determined by the LLC’s independent certified public accountant(s) in accordance with generally accepted accounting principles. On August 24, 2017, simultaneous with the entry into the Merger Agreement between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017, Deep Green Waste & Recycling, Inc. (the “Company”) (f/k/a Critic Clothing, Inc.) entered into an Assignment and Assumption Agreement of Mr. Edmonds’ Agreement. Effective May 1, 2018, Mr. Edmonds agreed to forgo payment of his salary until circumstances allow a resumption. On December 31, 2020, the Company extended Mr. Edmonds’ employment agreement for an additional two-year period. On December 31, 2023, the Company once again extended Mr. Edmonds’ employment agreement, this time for a period of three years. Effective January 1, 2023, Mr. Edmonds agreed to resume a monthly salary of $3,500. For the three months ended March 31, 2025 and 2024, compensation to Mr. Edmonds expensed under the above employment agreement was $10,500 and $42,000, respectively. As of March 31, 2025 and December 31, 2024, the deferred compensation balance due Mr. Edmonds was $131,783 and $131,783, respectively. As of March 31, 2025 and December 31, 2024 the accrued board salary balance due Mr. Edmonds was $30,000 and $25,000, respectively. As of March 31, 2025 and December 31, 2024 the accrued officer salary balance due Mr. Edmonds was $42,000 and $31,500, respectively.

On December 4, 2019, the Company entered into an agreement with Lloyd Spencer as President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Spencer entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provided for the following compensation terms for Mr. Spencer. Pursuant to the Employment Agreement, Mr. Spencer was to receive a base salary of $10,000 per month starting when the corporation receives its first round of equity or debt financing. Mr. Spencer received 333 restricted shares of the Company’s common stock on or before January 31, 2020 as a sign-on bonus. In addition, the Company is to issue to Mr. Spencer restricted shares in the form of stock grants equivalent to 4,020 shares of the Corporation’s Common Stock over a 3-year period. Stock Grant shares vested 113 shares each month after the Stock Grant date, December 4, 2019, over a three-year period. The number of shares vested shall be adjusted in the event of subsequent stock splits. Commencing in July of 2020, the Company and Mr. Spencer agreed that the Company will pay Mr. Spencer $3,500 per month until such time as Company finances improve. For the three months ended March 31, 2025, and 2024, compensation to Mr. Spencer expensed under the employment agreement was $10,500 and $10,500, respectively. As of March 31, 2025, and December 31, 2024, the accrued cash compensation due Mr. Spencer was $53,500 and $38,000, respectively. As of March 31,2025, and December 31, 2024, the accrued board salary balance due Mr. Spencer was $15,000 and $10,000, respectively. On December 31, 2024, the Company extended Mr. Spencer’s employment agreement for a three-year period.

DEEP GREEN WASTE & RECYCLING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024

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

Director Agreements

On January 9, 2020, the Company and Lloyd Spencer (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At March 31, 2025, the accrued compensation due Mr. Spencer under this agreement was $70,000.

On January 9, 2020, the Company and Bill Edmonds (the “Director”) entered into a Board of Directors Services Agreement whereby the Director shall receive compensation for serving on the Company’s Board of Directors equivalent to Five Thousand and no/100 dollars ($5,000.00) of the Company’s common stock, paid to the Director on the last calendar day of each fiscal quarter as long as Director continues to fulfill his duties and provide the services set forth above. The pricing of the stock to be delivered shall be calculated as: $5,000/(Closing stock price on the last calendar day of the fiscal quarter x 0.8). The Director began receiving compensation for services rendered under this Agreement beginning during the first calendar quarter of 2020. At March 31, 2025, the accrued compensation due Mr. Edmonds under this agreement was $70,000.

Major Customers

For the three month period ended March 31, 2025, one customer accounted for 33% of total revenues. For the three month period ended March 31, 2024, one customer accounted for 42% of total revenues

Legal

As indicated in NOTE G – ACCOUNTS PAYABLE, one customer and two vendors have received Default Judgments against Deep Green aggregating $487,615 that remain unpaid by Deep Green. Also, Deep Green has accounts payable to other vendors of materials and services and credit card companies aggregating $2,912,133 , which are mostly past due and remain unpaid by Deep Green. Also, Deep Green has not paid any amounts to satisfy the $387,535 claimed by the factor pursuant to the Factor’s Notice of Default dated July 31, 2018.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of March 31, 2025 we had negative cash of $(8,710), current assets of $106,086, current liabilities of $4,869,923 and an accumulated deficit of $14,302,024. For the three months ended March 31, 2025 and 2024, we had net losses of $ 227,857 and $10,680     respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through June 2026.

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

Discussion for the three months ended March 31, 2025 and March 31, 2024 (Unaudited):

Results of Operations:

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Change
Gross revenue	$244,925	$342,325	$(97,400)
Cost of Sales	55,390	71,583	(16,193)
Gross Profit	189,535	270,742	(81,207)
Operating expenses	414,729	328,165	86,564
Operating (Loss)	(255,194)	(57,423)	(197,771)
Other Income (Expense)	(2,663)	67,345	(70,008)
Net Income (Loss)	(227,857)	(10,680)	(217,177)
Net loss per share - basic and diluted	$(0.0137)	$(0.0012)	$(0.0125)

Revenues

For the three months ended March 31, 2025 and 2024, we generated $244,925 and $342,325 revenue, respectively The $(97,400) year-over-year decrease is driven primarily by a decrease in asbestos within our Nashville operations.

Cost of Sales

Our cost of sales were lower at $55,390 versus $71,583 for the three months ended March 31, 2025 and 2024, respectively. This reflects the drop in asbestos activity period over period.

Gross Profit

As a result of our softer asbestos market, our gross profit was $189,535 and $270,472 for the three months ended March 31, 2025 and 2024, respectively.

Operating expenses

Our operating expenses of $414,729 are up $87K year-over-year as a result primarily of a favorable bad debt reserve adjustment ($52K) in 2024.

Operating Loss

Our operating income (loss) was ($255,194) and operating loss ($57,423) for the three months ended March 31, 2025 and 2024, respectively

We anticipate that our cost of revenues will increase in 2025and for the foreseeable future as we continue to build out our remediation services and identify acquisition opportunities in the waste and recycling sector.

Other Income (Expense)

Other Income improved to $(2,663) for the three months ended March 31, 2025. This was largely driven by a non-cash derivative valuation adjustment of $133K. Other income was $(67,345) for the three months ended March 31, 2024 and included interest expense of $(34,944) and derivative liability gain of $7,464.

Net Income

The Company’s loss was ($227,857) for the three months ended March 31, 2025 compared to a loss of ($10,680) for the same period in 2024.

Liquidity and Capital Resources

At March 31, 2025, we had current assets of $2,048,684 and current liabilities of $4,860,322 resulting in negative working capital of $2,811,638, of which $2,912,133 was accounts payable and $131,356 was included in accrued interest. At March 31, 2025, we had total assets of $2,048,684 and total liabilities of $4,993,955 resulting in stockholders’ deficit of $(3,310,730).

At December 31, 2024, we had current assets of $1,193,986 and current liabilities of $5,421,592 resulting in negative working capital of $4,227,606, of which $3,028,905 was accounts payable and $102,286 was included in deferred compensation. At December 31, 2024, we had total assets of $2,121,542 and total liabilities of $5,421,592 resulting in stockholders’ deficit of $(3,300,050).

Accounts Payable

At March 31, 2025, the Company had accounts payable of $2,912,133 that consisted of $487,615 in default judgments due to prior vendors, $2,205,793 due to vendors for materials and services and $218,795 due for credit card obligations.

At December 31, 2024, the Company had accounts payable of $2,921,621 that consisted of $487,615 in default judgments due to prior vendors, $2,217,071 due to vendors for materials and services and $217,005 due for credit card obligations.

Debt

At March 31, 2025, the Company had outstanding secured notes and convertible notes payable of $737,878 and other debt of 469,062. Please see NOTE H – DEBT and NOTE I - SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.

At December 31, 2024, the Company had outstanding secured notes and convertible notes payable of $971,488 and other debt of $575,077. Please see NOTE H – DEBT and NOTE I- SECURED NOTES AND CONVERTIBLE NOTES PAYABLE for further information.

Cash on Hand

Our cash on hand as of March 31, 2025 and December 31, 2024 was $(8,710) and $318,441, respectively.

Satisfaction of Outstanding Liabilities

As of March 31, 2025, the Company has a liability of $487,615 as a result of three (3) default judgments. The Company intends to negotiate settlements and establish payment plans with each creditor that will satisfy these judgements. Nonetheless, some or all of the creditors may elect to bring further litigation to protect their claims or perfect their judgments.

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

Debt

Our Debt was $469,062 and $575,077 at March 31, 2025 and December 31, 2024, respectively. Included within the Debt was the following at March 31, 2025: (i) $387,535 due under Factor agreement with AEC Yield Capital, LLC and Notice of Default; (ii) $5,574 due under a short-term capital lease; and (iii) $66,852 in other debt. Please see NOTE H – DEBT for further information.

Convertible Notes

On October 14, 2021, the Company (the “Borrower”) entered into a Note Purchase Agreement (“NPA”) with each of BHP Capital NY Inc. and Quick Capital, LLC (together, the “Investors”) and issued each of the Investors a Secured Convertible Promissory Note (the “Note”) in the amount of Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven and NO/100 Dollars ($666,667). The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 14, 2022) at the option of the holder at the Fixed Conversion Price that shall be the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined herein) (representing a discount rate of 30%) (the “Fixed Conversion Price”). “Market Price” means the average of the two lowest Closing Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded. To the extent the Conversion Price of the Borrower’s Common Stock closes below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value of the Common Stock to the lowest value possible under law. The Borrower agrees to honor all conversions submitted pending this adjustment. If the shares of the Borrower’s Common Stock have not been delivered within three (3) business days to the Holder, the Notice of Conversion may be rescinded by the Holder. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the Holder for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. The Note has a term of one (1) year and bears interest at 10% annually. As part and parcel of the foregoing transaction, each of the Investors was issued 1,533 shares of common stock as Commitment shares and a warrant (the “Warrant”) granting the holder the right to purchase up to 44,444 shares of the Company’s common stock at an exercise price of $22.50 for a term of 5-years. The transaction closed on October 19, 2021 As of March 31, 2025, $39,388 principal was due on the Quick Capital Note and $69,900 principal was due on the BHP Capital Note.

Cash Flows

We had net cash provided by (used in) operating activities for the three months ended March 31, 2025 and 2024 of $(8,710) and $ (67,299), respectively.

We had net cash provided in investing activities for the three months ended March 31, 2025 and 2024of $175,000 and $51,585, respectively. First quarter 2025 proceeds were from the sale of Amwaste rolloff operations.

We had net cash used by financing activities for the three months ended March 31, 2025 and 2024 of $(4,633) and $20,696, respectively. First quarter use of funds were used to pay back the 2023 funding that was needed for our large remediation project at Vanderbilt University Medical Center.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1B. CLIMATE-RELATED DISCLOSURE

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

For the three months ended March 31, 2025, the Company issued and/or sold the following unregistered securities:

Common Stock

For the three months ended March 31, 2025

None.

Preferred Stock

For the three months ended March 31, 2025

None.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
2.1	Merger Agreement by and between Deep Green Waste & Recycling, LLC, Critic Clothing, Inc. and Deep Green Acquisition, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.2	Articles of Merger of Deep Green Acquisition, LLC and Deep Green Waste & Recycling, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.3	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.4	Share Purchase Agreement between Gordon Boorse and Deep Green Waste & Recycling, LLC dated June 2017 (Columbia Financial services, Inc.) (previously filed with Form S-1 on March 18, 2020)
2.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with St. James Capital Management, LLC dated August 24, 2017 (previously filed with Form S-1 on March 18, 2020)
2.6	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with Mirabile Corporate Holdings, Inc. dated August 7, 2018 (previously filed with Form S-1 on March 18, 2020)
3.1	Articles of Incorporation Evader, Inc. dated August 24, 1995 (previously filed with Form S-1 on March 18, 2020)
3.2	Certificate of Correction for Evader, Inc. dated December 28, 2005 (previously filed with Form S-1 on March 18, 2020)
3.3	Certificate of Designation of Series A Preferred Stock dated July 18, 2010 (previously filed with Form S-1 on March 18, 2020)
3.4	Articles of Conversion of Evader, Inc., Inc. dated April 25, 2012 effective May 25, 2012 (previously filed with Form S-1 on March 18, 2020)
3.5	Restated Certificate of Incorporation of Evader, Inc., Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.6	Bylaws of Evader, Inc. (previously filed with Form 1-A on May 17, 2018) (previously filed with Form S-1 on March 18, 2020)
3.7	Amendment to Articles of Incorporation of Evader, Inc. dated July 24, 2014 (previously filed with Form S-1 on March 18, 2020)
3.8	Amendment to Articles of Incorporation of Evader, Inc. dated August 14, 2014 (previously filed with Form S-1 on March 18, 2020)
3.9	Amendment to Articles of Incorporation of Evader, Inc. dated December 8, 2014 (previously filed with Form S-1 on March 18, 2020)
3.10	Amendment to Articles of Incorporation of Evader, Inc. dated August 13, 2015 (previously filed with Form S-1 on March 18, 2020)
3.11	Amendment to Articles of Incorporation of Evader, Inc. dated July 20, 2017 (name change to Critical Clothing, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.12	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
3.13	Amendment to Articles of Incorporation of Critical Clothing, Inc. dated November 6, 2017 (name change to Deep Green Waste & Recycling, Inc.) (previously filed with Form S-1 on March 18, 2020)
3.14	Certificate of Designation Series B Convertible Preferred Stock dated January 22, 2020 (previously filed with Form S-1 on March 18, 2020)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on March 18, 2020)

10.1	Board of Directors Services Agreement with Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.2	Board of Directors Services Agreement with Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.3	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Bill Edmonds dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.4	Indemnification Agreement between Green Deep Waste & Recycling, Inc. and Lloyd Spencer dated January 9, 2020 (previously filed with Form S-1 on March 18, 2020)
10.5	Employment Agreement between Deep Green Waste & Recycling, Inc. and Lloyd Spencer dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.6	Employment Agreement between Deep Green Waste & Recycling, LLC and David Bradford dated January 1, 2016 (previously filed with Form S-1 on March 18, 2020)
10.7	Employment Agreement between Deep Green Waste & Recycling, LLC and Bill Edmonds dated December 4, 2019 (previously filed with Form S-1 on March 18, 2020)
10.8	Employment Agreement between Deep Green Waste & Recycling, Inc. and Josh Beckham dated February 5, 2018 (previously filed with Form S-1 on March 18, 2020)
10.9	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with David Bradford dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.10	Amendment to Deep Green Waste & Recycling, LLC Employment Agreement with Bill Edmonds dated July 20, 2017 (previously filed with Form S-1 on March 18, 2020)
10.11	Consulting Agreement between Deep Green Waste & Recycling, Inc. and Sylios Corp dated December 16, 2019 (previously filed with Form S-1 on March 18, 2020)
10.12	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.13	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.14	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.15	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form S-1 on March 18, 2020)
10.16	Acknowledgement of Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.17	Assignment Agreement between Sylios Corp and Armada Capital Partners, LLC dated March 6, 2020 (previously filed with Form S-1 on March 18, 2020)
10.18	Convertible Promissory Note between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.19	Common Stock Purchase Warrant Agreement between Armada Investment Fund, LLC and Deep Green Waste & Recycling, Inc. dated as of March 12, 2020 (previously filed with Form S-1 on March 18, 2020)
10.20	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CFSI acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.21	Promissory Note between Deep Green Waste & Recycling, LLC and Gordon Boorse (CARE acquisition) dated October 20, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.22	Notice of Default submitted by AEC Yield Capital, LLC dated July 31, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.23	Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated December 16, 2016 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.24	First Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated January 26, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.25	Second Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)

10.26	Third Amendment to the Purchase and Sale Agreement between Deep Green Waste & Recycling, LLC and AEC Yield Capital, LLC dated June 7, 2017 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.27	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and C Alvin Roberds, Jr. dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.28	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and C Alvin Roberds, Jr. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.29	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Mary Williams dated February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.30	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Mary Williams. dated as of February 19, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.31	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and Ellen Bailey dated March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.32	Common Stock Purchase Warrant Agreement between Deep Green Waste & Recycling, Inc. and Ellen Bailey. dated as of March 16, 2018 (previously filed with Amendment No. 1 to Form S-1 on June 8, 2020)
10.33	Convertible Promissory Note between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.34	Registration Rights Agreement between Deep Green Waste & Recycling, LLC and GPL Ventures LLC dated June 23, 2020 (previously filed with Amendment No. 2 to Form S-1 on June 26, 2020)
10.35	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.36	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.37	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.38	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated February 5, 2021 (previously filed with Form 8-K on March 1, 2021)
10.39	ASSET PURCHASE AGREEMENT between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.40	Promissory Note between Deep Green Waste & Recycling, Inc., DG Research, Inc. and Amwaste, Inc. dated February 8, 2021 (previously filed with Form 8-K on February 16, 2021)
10.41	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.42	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated March 2, 2021 (previously filed with Form 8-K on March 15, 2021)
10.43	Consulting Agreement between the Company and Sylios Corp dated February 12, 2021 (previously filed with Form S-1 on April 16, 2021)
10.44	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Bill Edmonds dated April 9, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.45	Consulting Agreement between the Company and Sylios Corp dated May 10, 2021 (previously filed with Form 10-Q on May 24, 2021)
10.46	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.47	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and GPL Ventures, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.48	Convertible Promissory Note between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.49	Registration Rights Agreement between Deep Green Waste & Recycling, Inc. and Quick Capital, LLC dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.50	Amendment to Consulting Agreement between the Company and Sylios Corp dated June 4, 2021 (previously filed with Form S-1 on June 8, 2021)
10.51	Finder’s fee agreement between the Company and J.H. Darbie & Co., Inc. dated May 13, 2021 (previously filed with Form S-1/A on June 17, 2021)

10.52	Promissory Note between Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.53	Securities Purchase Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.54	Common Stock Purchase Warrant Agreement Deep Green Waste & Recycling, Inc. and Labrys Fund, LP dated July 2, 2021 (previously filed with Form 8-K on July 13, 2021)
10.55	Stock Purchase Agreement between Deep Green Waste & Recycling, Inc., Jeremy Lyell and Lyell Environmental Services, Inc. dated July 11, 2021
10.56	Purchase and Sale Agreement between DG Research Inc, dba AMWASTE, DEEP GREEN WASTE & RECYCLING, INC., and Tyler’s Couch, LLC (collectively, the “Sellers”), and AMWASTE OF GEORGIA, LLC (“Buyer”). dated February 19, 2024
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on March 18, 2020)
21.1	Certificate of Organization of Deep Green Waste & Recycling, LLC dated August 2, 2011 (previously filed with Form S-1 on March 18, 2020)
21.2	Articles of Incorporation of Jetty Enterprises, Inc. dated November 4, 1987 (previously filed with Form S-1 on March 18, 2020)
21.3	Amendment to Articles of Incorporation for Jetty Enterprises, Inc. dated May 21, 2993 (name change to Compaction and Recycling Equipment, Inc.) (previously filed with Form S-1 on March 18, 2020)
21.4	Articles of Incorporation for Columbia Financial Services, Inc. dated October 3, 1988 (previously filed with Form S-1 on March 18, 2020)
21.5	Articles of Incorporation of DG Research, Inc. dated July 22, 2020 (previously filed with Form S-1 on April 16, 2021)
31.1+	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Deep Green Waste & Recycling, Inc.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed hereby with this Report.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 2025

DEEP GREEN WASTE & RECYCLING, INC.

By:	/s/ Bill Edmonds
Bill Edmonds
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

